Form 10-Q
period 1996-03-31
BACOU USA INC
filed 1996-05-14
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     MARCH 31, 1996
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ---------------------------
Commission file number   0-28040
                         -------

                                 BACOU USA, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       05-0470688
               --------                                       ----------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
  organization)                                           Identification No.)

           10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (401) 233-0333
                                 --------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. CLASS: COMMON STOCK, $.001 PAR VALUE; OUTSTANDING: 17,310,000 AS OF MAY 13, 1996

                              BACOU USA, INC.

                                   INDEX



                                                                   Page No.
                                                                   --------

Part I.   Financial Information
          ---------------------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
           December 31, 1995 and March 31, 1996                       3

          Consolidated Condensed Statements of Income
           Three Months ended March 31, 1995 and 1996                 4

          Consolidated Condensed Statements of Cash Flow
           Three Months Ended March 31, 1995 and 1996                 5

          Notes to Consolidated Condensed Financial Statements        6 - 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8 - 10

Part II.  Other Information
          -----------------

Item 4.   Submission of Matters to a Vote of
            Security Holders                                          11

Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                            12

                                        BACOU USA, INC. AND SUBSIDIARIES

                                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    March 31, 1996 (Unaudited)
                                                             December 31,         ------------------------------
                                                                 1995             Actual       Proforma (Note 1)
                                                             -----------          ------       -----------------
       ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,210,247       $  2,122,065       $  5,508,315
  Trade accounts receivable, net                               10,803,126         13,582,458         13,582,458
  Inventories                                                  18,205,258         17,485,123         17,485,123
  Prepaid expenses                                              1,383,206          2,058,591          1,058,591
  Recoverable income taxes                                        442,873                 --                 --
  Deferred income taxes                                           762,193            304,000            304,000
                                                             ------------       ------------       ------------
       Total current assets                                    32,806,903         35,552,237         37,938,487
                                                             ------------       ------------       ------------
Property and equipment, net                                    20,792,562         20,206,381         20,206,381
Intangible assets, net                                         50,869,949         50,422,674         50,422,674
                                                             ------------       ------------       ------------
       Total assets                                          $104,469,414       $106,181,292       $108,567,542
                                                             ============       ============       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                     $ 20,000,000       $ 19,000,000       $         --
  Accounts payable                                              2,936,939          2,197,759          2,197,759
  Accrued compensation and benefits                             1,934,794          1,909,581          1,909,581
  Other accrued expenses                                        3,528,986          4,520,009          4,520,009
  Income taxes payable                                               --            1,554,515          1,554,515
                                                             ------------       ------------       ------------
       Total current liabilities                               28,400,719         29,181,864         10,181,864
                                                             ------------       ------------       ------------
Long-term debt, excluding current installments                 29,000,000         26,000,000               --
Deferred income taxes                                           1,370,494          1,195,000          1,195,000
                                                             ------------       ------------       ------------
       Total liabilities                                       58,771,213         56,376,864         11,376,864
                                                             ------------       ------------       ------------

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                        --                 --                 --
  Common stock, $.001 par value, 25,000,000 shares
   authorized, 13,860,000 actual shares and 17,310,000
     proforma shares issued and outstanding                        13,860             13,860             17,310
  Additional paid-in capital                                   19,186,140         19,186,140         66,568,940
  Retained earnings                                            26,498,201         30,604,428         30,604,428
                                                             ------------       ------------       ------------
       Total stockholders' equity                              45,698,201         49,804,428         97,190,678
                                                             ------------       ------------       ------------
       Total liabilities and stockholders' equity            $104,469,414       $106,181,292       $108,567,542
                                                             ============       ============       ============


     See accompanying notes to consolidated condensed financial statements.

                          BACOU USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                        (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                  1995              1996
                                                  ----              ----

Net sales                                     $17,405,809        $26,287,840
Cost of sales                                   7,375,853         11,724,739
                                              -----------        -----------

       Gross profit                            10,029,956         14,563,101

Operating expenses:
  Selling                                       2,277,760          4,115,726
  General and administrative                      872,128          1,956,426
  Amortization of intangible assets               690,264          1,061,171
                                              -----------        -----------

     Total operating expenses                   3,840,152          7,133,323
                                              -----------        -----------

Operating income                                6,189,804          7,429,778
                                              -----------        -----------

Other expenses (income):
  Interest expense:
   Bacou, S.A                                     235,371                 --
   Other                                          276,225            806,635
                                              -----------        -----------

                                                  511,596            806,635
  Interest income                                 (42,529)           (27,724)
  Other                                           (25,243)           (80,447)
                                              -----------        -----------

     Total other expense                          443,824            698,464
                                              -----------        -----------

Income before income taxes                      5,745,980          6,731,314
Income taxes                                    2,240,932          2,625,087
                                              -----------        -----------

     Net income                               $ 3,505,048        $ 4,106,227
                                              ===========        ===========

Net income per share of common stock          $      0.25        $      0.30
                                              ===========        ===========

Weighted average shares of common stock        13,860,000         13,860,000
                                              ===========        ===========



     See accompanying notes to consolidated condensed financial statements.

                                      BACOU USA, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                           (Unaudited)
                                                          -------------------------------------------------
                                                                    Three months ended March 31,
                                                                                                 Proforma
                                                                              Actual             (Note 1)
                                                             1995              1996                1996
                                                             ----              ----                ----
Cash flows from operating activities:
  Net income                                              $3,505,048        $ 4,106,227        $  4,106,227
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                           1,156,461          1,965,621           1,965,621
   Deferred income taxes                                      33,661            282,699             282,699
   Change in assets and liabilities:
     Trade accounts receivable                               466,077         (2,779,332)         (2,779,332)
     Inventories                                            (491,513)           720,135             720,135
     Prepaid expenses                                        221,228           (675,385)            324,615
     Accounts payable                                         82,044           (739,180)           (739,180)
     Accrued expenses                                       (205,072)           965,810             965,810
     Income taxes                                            939,166          1,997,388           1,997,388
                                                          ----------        -----------        ------------
       Net cash provided by operating activities           5,707,100          5,843,983           6,843,983
                                                          ----------        -----------        ------------

Cash flows from investing activities:
  Capital expenditures                                      (642,500)          (853,884)           (853,884)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                           --            (78,281)            (78,281)
                                                          ----------        -----------        ------------
       Net cash used in investing activities                (642,500)          (932,165)           (932,165)
                                                          ----------        -----------        ------------

Cash flows from financing activities:
  Repayment of long-term debt                                     --         (4,000,000)        (49,000,000)
  Proceeds from issuance of common stock,
   net of expenses                                                --                 --          47,386,250
                                                          ----------        -----------        ------------
       Net cash used in financing activities                      --         (4,000,000)         (1,613,750)
                                                          ----------        -----------        ------------

Net increase in cash and cash equivalents                  5,064,600            911,818           4,298,068

Cash and cash equivalents at beginning of period             453,138          1,210,247           1,210,247
                                                          ----------        -----------        ------------
Cash and cash equivalents at end of period                $5,517,738        $ 2,122,065        $  5,508,315
                                                          ==========        ===========        ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                $  511,596        $   122,456        $    122,456
                                                          ==========        ===========        ============
  Cash paid during the period for income taxes            $1,224,000        $   345,000        $    345,000
                                                          ==========        ===========        ============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements (financial statements) include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (the Company). The Company designs, manufactures and sells personal protective equipment, including non-prescription protective eyewear, frames for prescription protective eyewear, respirators, vision screening equipment and laser protective eyewear.

The financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31. Operating results for 1995 have been presented for quarterly periods that coincide with the new fiscal year. In the opinion of management these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.

In April 1996 the Company completed a public offering of its common stock.
Proceeds from the sale of 3,450,000 shares, net of underwriters discount and estimated expenses of issuance, totaled approximately $47.4 million. Proceeds were used to repay all outstanding bank indebtedness ($45.0 million at March 31, 1996). The accompanying proforma balance sheet and proforma statement of cash flows give effect to these transactions as if they had occurred effective March
31, 1996. A summary of pro forma adjustments and the effect on total assets, total liabilities, and stockholders' equity is as follows:

                                                        Pro Forma           Pro Forma
                                     Actual            Adjustments           Amounts
                                 ------------        ----------------      ------------

Total Assets                     $106,181,292        $ 48,386,250 (1)      $108,567,542
                                                      (45,000,000)(2)
                                                       (1,000,000)(3)

Total Liabilities                  56,376,864         (45,000,000)(2)        11,376,864

Stockholders' Equity               49,804,428          48,386,250 (1)        97,190,678
                                                       (1,000,000)(3)

(1) To record proceeds from sale of 3,450,000 shares of common stock, net of underwriters discount.
(2) To record repayment of indebtedness.
(3) To charge estimated deferred costs of raising capital to stockholders' equity.

2. TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying Consolidated Condensed Financial Statements. The allowance for doubtful accounts was $656,745 at December 31, 1995 and $690,341 at March 31, 1996.

3. INVENTORIES

      Inventories consist of the following:

                                           DECEMBER 31,          MARCH 31,
                                               1995                1996
                                               ----                ----

      Raw material and supplies .........   $ 7,655,184         $ 6,968,120
      Work-in-process ...................     2,824,696           2,518,931
      Finished goods ....................     7,725,378           7,998,072
                                            -----------         -----------
                                            $18,205,258         $17,485,123
                                            ===========         ===========

4. STOCK OPTIONS

Effective February 26, 1996 the Company adopted the Bacou USA, Inc. 1996 Stock Incentive Plan (the Plan). The Plan allows for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. An aggregate of 900,000 shares of Common Stock have been reserved for issuance under the Plan.

On March 28, 1996 (subject to the initial closing on April 2, 1996 of the public offering of common stock) incentive and non-qualified stock options were granted to certain employees for the purchase of up to 377,000 shares of common stock at an exercise price of $15.00 per share. Options vest 20% on July 31, 1996, and 20% on each of the first, second, third and fourth anniversary dates from the date of grant.

5.  NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Stock options are assumed to be exercised at the beginning of the period or, if later, the date of grant. Accounting Principles Board Opinion No. 15 requires presentation of supplementary net income per share of common stock in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming the sale of common stock and repayment of debt as described in note 1 occurred effective January 1, 1996, supplementary per share data for the three months ended March 31, 1996 would have been as follows:

Supplementary net income per share of common stock                    $0.27
                                                                      =====

Supplementary weighted average shares of common stock            17,310,000
                                                                 ==========

No dividends were declared or paid during the three months ended March 31, 1995 and 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The Company acquired the business of Pro-Tech Respirators, Inc. ("Pro-Tech") effective March 31, 1995 for approximately $6.8 million, and the Company acquired all of the outstanding capital stock of Titmus Optical, Inc. ("Titmus") effective September 29, 1995 for approximately $27.3 million (the "Acquisitions"). Operating results of Pro-Tech and Titmus have been included in the consolidated condensed financial statements of the Company for periods subsequent to their respective acquisition dates.

    The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                               Three Months Ended March 31
                                   ------------------------------------------------
                                              1995                      1996
                                              ----                      ----

Net sales                          $17,406         100.0%     $26,288         100.0%
Cost of sales                        7,376          42.4%      11,725          44.6%
                                   -------         -----      -------         -----
Gross profit                        10,030          57.6%      14,563          55.4%
                                   -------         -----      -------         -----
Operating expenses:
     Selling                         2,278          13.1%       4,116          15.7%
     General and administrative        872           5.0%       1,956           7.4%
     Amortization of intangibles       690           4.0%       1,061           4.0%
                                   -------         -----      -------         -----
     Total operating expenses        3,840          22.1%       7,133          27.1%
                                   -------         -----      -------         -----

Operating income                     6,190          35.5%       7,430          28.3%
Other expense , net                    444           2.5%         699           2.7%
                                   -------         -----      -------         -----
Income before income taxes           5,746          33.0%       6,731          25.6%
Income taxes                         2,241          12.9%       2,625          10.0%
                                   -------         -----      -------         -----
Net income                         $ 3,505          20.1%     $ 4,106          15.6%
                                   =======         =====      =======         =====


    Net Sales. Net sales increased 51.0% from $17.4 million for the three months ended March 31, 1995 to $26.3 million for the three months ended March 31, 1996. This increase was primarily the result of inclusion of the operations of Pro-Tech and Titmus, reduced by the effect of the discontinuation of sales of sports product lines and certain respirator product lines. Export sales of all products represented 5.8% and 7.8% of net sales in the 1995 and 1996 periods, respectively.

    Cost of Sales. Cost of sales increased 59.0% from $7.4 million for the three months ended March 31, 1995 to $11.7 million for the three months ended March 31, 1996. The increase was primarily attributable to increased sales volume resulting from the Acquisitions.

     Gross Profit. Gross profit increased 45.2% from $10.0 million for the three months ended March 31, 1995 to $14.6 million for the three months ended March 31, 1996. As a percentage of net sales, gross profit was 57.6% and 55.4% for the 1995 and 1996 periods, respectively. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of lower gross margins at the acquired companies. Decreases in gross margin resulting from the Acquisitions were offset in part by labor reductions and a non-recurring purchase accounting adjustment recorded in the 1995 period.

    Selling Expenses. Selling expenses increased 80.7% from $2.3 million for the three months ended March 31, 1995 to $4.1 million for the three months ended March 31, 1996. The increase resulted primarily from the Acquisitions. Selling expenses as a percentage of net sales are anticipated to increase during the second and third quarter of 1996 as the Company follows its strategy of investing heavily in the marketing and promotion of new products.

    General and Administrative Expenses. General and administrative expenses increased 124.3% from $0.9 million for the three months ended March 31, 1995 to $2.0 million for the three months ended March 31, 1996. The increase resulted primarily from the Acquisitions and to a lesser extent from the addition of employees at Bacou USA, Inc.

    Amortization of Intangibles. Amortization of intangibles increased 53.8% from $0.7 million for the three months ended March 31, 1995 to $1.1 million for the three months ended March 31, 1996. This increase was due to the recording of intangible assets in connection with the Acquisitions.

    Operating Income. As a result of the foregoing, the Company's operating income increased 20.0% from $6.2 million for the three months ended March 31, 1995 to $7.4 million for the three months ended March 31, 1996.

    Other Expense (Income), Net. Other expense (income), net was $0.4 million and $0.7 million for the three months ended March 31, 1995 and 1996, respectively. These amounts included interest expense which totaled $0.5 million and $0.8 million, respectively. The increase resulted from additional borrowings to finance the Acquisitions. Indebtedness of the Company was repaid in full during April 1996 and therefore interest expense will decrease in subsequent periods.

    Income Taxes. The Company's effective income tax rate was 39.0% during both the 1995 and 1996 periods. The effective rate was higher than the federal statutory rate due primarily to state and local taxes.

    Net Income. As a result of the foregoing, the Company's net income increased by 17.1% from $3.5 million for the three months ended March 31, 1995 to $4.1 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Gross cash flow (net income plus non-cash items) increased $1.7 million from $4.7 million during the 1995 period to $6.4 million during the 1996 period.

    In connection with its acquisition of Titmus, the Company is constructing a new manufacturing facility and will relocate the operations of Titmus. Initial design of the new building for Titmus is underway and construction is expected to be completed by October, 1996. The Company currently estimates that the cost to construct this facility will be between $5.5 million and $6.5 million, with additional capital requirements of approximately $2.5 million to $3.0 million for machinery, equipment, furnishings, fixtures and relocation expenses. At March 31, 1996 there were firm commitments outstanding related to the construction of the Titmus facility equal to $3.1 million. In addition, the Company expects that its annual on-going investment in machinery and equipment during 1996 will be between $3.0 million and $4.8 million. During the three months ended March 31, 1995 and 1996, actual capital expenditures totaled $0.6 million and $0.9 million, respectively.

    The Company had aggregate indebtedness of $49.0 million at December 31, 1995, of which $45.0 million was indebtedness to a foreign commercial bank and $4.0 million was indebtedness to a domestic commercial bank. During the three months ended March 31, 1996, indebtedness to the domestic commercial bank was repaid from cash provided by operations. During April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriters discount and estimated expenses of issuance, totaled $47.4 million and were used to repay total indebtedness to the foreign commercial bank. As of April 30, 1996, the Company had approximately $6.0 million invested in overnight repurchase agreements and high grade municipal securities.

    To supplement cash flow provided by operating activities, the Company maintains a $3.0 million revolving credit facility which is available for use by Uvex Safety for its general working capital purposes. The revolving credit facility is subject to annual renewal and presently expires December 31, 1996. No amounts were outstanding under this facility as of March 31, 1996. The Company also has $8.0 million available under a term credit facility with a domestic commercial bank which can be used for general corporate and other working capital requirements of Uvex Safety. Both credit facilities require the Company after April 30, 1996 to maintain a ratio of tangible net worth to total liabilities of not less than 1.0 to 1.0. The Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures, including those to be incurred in connection with the construction of the new Titmus facility, and to fund the Company's operating needs through March 31, 1997.

SEASONALITY

     The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity associated with annual weather patterns. Traditionally, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months, resulting in planned inventory reductions by major distributors. Historically, net sales from April through June have been somewhat higher than other periods due to increased industrial activity, resulting in planned increases in inventory held by major distributors.

Part II.   Other Information
           -----------------
           Item 4.    Submission of Matters to a Vote of
                      Security Holders.
                      During a Special Meeting of Stockholders held on February 26, 1996 the following actions were taken:

                      (a) Approval to amend and restate the corporation's Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $.001 par value.

                      (b) Approval to amend and restate the corporation's Certificate of Incorporation to increase the total authorized common stock from 1,000 shares to 25,000,000 shares and change the par value of each authorized share of common stock from no par value to $.001.

                      (c) Approved and adopted the Bacou USA, Inc. 1996 Stock Incentive Plan.


Each of the above matters was unanimously approved by the vote of 13,860,000 shares which constituted all of the outstanding shares on such date.

           Item 6.    Exhibits and Reports on Form 8-K

                      (a)  Exhibit Index
                            Exhibit Number   Description of Exhibit
                            --------------   ----------------------
                                10.4(g)      First Amendment to Loan Agreement
                                             Dated March 26, 1996  by and between Uvex
                                             Safety, Inc. and Citizens Savings Bank.

                                  27         Financial Data Schedule

                      (b) The registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1996.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1996

           BACOU USA, INC.
           (Registrant)


           /s/ Philip B. Barr, Jr.                     /s/ Jeffrey T. Brown
           ---------------------------------------     ------------------------
           Philip B. Barr, Jr., Vice President and     Jeffrey T. Brown
           Chief Financial Officer                     Corporate Controller and
                                                       Chief Accounting Officer