Form 10-Q
period 1996-06-30
BACOU USA INC
filed 1996-08-14
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ...JUNE 30, 1996...............................
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from............. to ................................
Commission file number.........0-28040.........................................

  ...............................BACOU USA, INC................................
             (Exact name of registrant as specified in its charter)

 ............DELAWARE............................     .........05-0470688.......
(State or other jurisdiction of incorporation or          (I.R.S. Employer
               organization)                              Identification No.)

  ..........10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896..........
                    (Address of principal executive offices)
                                   (Zip Code)

 ........... ....................(401) 233-0333................................
              (Registrant's telephone number, including area code)

 ..............................................................................
   (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X...No......

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 13, 1996 was 17,310,000.

                                 BACOU USA, INC.
                                      INDEX



                                                                       Page No.
                                                                       -------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
           December 31, 1995 and June 30, 1996                             3

         Consolidated Condensed Statements of Income
           Three Months ended June 30, 1995 and 1996                       4

         Consolidated Condensed Statements of Income
           Six Months Ended June 30, 1995 and 1996                         5

         Consolidated Condensed Statements of Cash Flows
           Six Months Ended June 30, 1995 and 1996                         6

         Notes to Consolidated Condensed Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of financial
           Condition and Results of Operations                             9-13

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 14

                        BACOU USA, INC. AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         December 31, 1995  June 30, 1996
                                                         -----------------  -------------
                                                                             (Unaudited)
       ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,210,247     $  9,866,575
  Trade accounts receivable, net                              10,803,126       14,284,491
  Inventories                                                 18,205,258       17,121,311
  Prepaid expenses                                             1,383,206          784,462
  Recoverable income taxes                                       442,873               --
  Deferred income taxes                                          762,193          304,000
                                                              ----------     ------------
       Total current assets                                   32,806,903       42,360,839
                                                              ----------     ------------
Property and equipment, net                                   20,792,562       21,937,737
Intangible assets, net                                        50,869,949       49,436,125
                                                              ----------     ------------
       Total assets                                         $104,469,414     $113,734,701
                                                            ============     ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                    $ 20,000,000     $         --
  Accounts payable                                             2,936,939        1,984,819
  Accrued compensation and benefits                            1,934,794        1,865,095
  Other accrued expenses                                       3,528,986        3,890,016
  Income taxes payable                                                --        2,048,828
                                                            ------------     ------------
       Total current liabilities                              28,400,719        9,788,758
                                                            ------------     ------------
Long-term debt, excluding current installments                29,000,000               --
Deferred income taxes                                          1,370,494        1,195,000
                                                            ------------     ------------
       Total liabilities                                      58,771,213       10,983,758
                                                            ------------     ------------

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                       --               --
  Common stock, $.001 par value, 25,000,000 shares
   authorized, 13,860,000 shares in 1995 and 17,310,000
   shares in 1996 issued and outstanding                          13,860           17,310
  Additional paid-in capital                                  19,186,140       66,480,623
  Retained earnings                                           26,498,201       36,253,010
                                                            ------------     ------------
       Total stockholders' equity                             45,698,201      102,750,943
                                                            ------------     ------------
       Total liabilities and stockholders' equity           $104,469,414     $113,734,701
                                                            ============     ============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                      (Unaudited)
                                                   Three months ended
                                                         June 30,
                                                  1995             1996
                                              -----------       -----------

Net sales                                     $20,812,456       $28,806,454
Cost of sales                                   8,500,682        12,225,383
                                              -----------       -----------
      Gross profit                             12,311,774        16,581,071

Operating expenses:
  Selling                                       2,770,658         4,443,682
  General and administrative                    1,138,755         2,033,789
  Amortization of intangible assets               751,764         1,041,039
                                              -----------       -----------
     Total operating expenses                   4,661,177         7,518,510
                                              -----------       -----------
Operating income                                7,650,597         9,062,561
                                              -----------       -----------
Other expenses (income):
  Interest expense:
   Bacou, S.A.                                    299,218                --
   Other                                          246,491             4,961
                                              -----------       -----------

                                                  545,709             4,961
  Interest income                                 (45,175)          (74,533)
  Other                                           (15,943)          (81,762)
                                              -----------       -----------

     Total other expenses (income)                484,591          (151,334)
                                              -----------       -----------

Income before income taxes                      7,166,006         9,213,895
Income taxes                                    2,794,074         3,565,313
                                              -----------       -----------

     Net income                               $ 4,371,932       $ 5,648,582
                                              ===========       ===========

Net income per share of common stock          $      0.32       $      0.33
                                              ===========       ===========

Weighted average shares of common stock        13,860,000        17,189,363
                                              ===========       ===========



     See accompanying notes to consolidated condensed financial statements

                        BACOU USA, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                    (Unaudited)
                                                  Six months ended
                                                       June 30,
                                                1995              1996
                                             -----------       -----------

Net sales                                    $38,218,265       $55,094,294
Cost of sales                                 15,829,781        23,950,122
                                             -----------       -----------

       Gross profit                           22,388,484        31,144,172

Operating expenses:
  Selling                                      5,008,417         8,559,408
  General and administrative                   2,090,882         3,990,215
  Amortization of intangible assets            1,442,028         2,102,210
                                             -----------       -----------

     Total operating expenses                  8,541,327        14,651,833
                                             -----------       -----------

Operating income                              13,847,157        16,492,339
                                             -----------       -----------
Other expenses (income):
  Interest expense:
   Bacou, S.A.                                   534,589                --
   Other                                         522,716           811,596
                                             -----------       -----------

                                               1,057,305           811,596
  Interest income                                (87,704)         (102,257)
  Other                                          (34,430)         (162,209)
                                             -----------       -----------

     Total other expenses                        935,171           547,130
                                             -----------       -----------

Income before income taxes                    12,911,986        15,945,209
Income taxes                                   5,035,006         6,190,400
                                             -----------       -----------

     Net income                              $ 7,876,980       $ 9,754,809
                                             ===========       ===========

Net income per share of common stock         $      0.57       $      0.63
                                             ===========       ===========

Weighted average shares of common stock       13,860,000        15,524,797
                                             ===========       ===========




     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)
                                                                    -----------
                                                              Six months ended June 30,
                                                               1995               1996
                                                            -----------       -----------

Cash flows from operating activities:
  Net income                                                $ 7,876,980      $ 9,754,809
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                             2,424,680         3,940,619
    Deferred income taxes                                       151,696           282,699
    Change in assets and liabilities:
     Trade accounts receivable                               (1,152,751)       (3,481,365)
     Inventories                                               (151,742)        1,083,947
     Prepaid expenses                                           666,869           598,744
     Accounts payable                                           407,067          (952,120)
     Accrued expenses                                            31,784           291,331
     Income taxes                                               966,909         2,491,701
                                                            -----------       -----------
       Net cash provided by operating activities             11,221,492        14,010,365
                                                            -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                       (1,369,510)       (3,519,199)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                      (6,320,621)         (132,771)
                                                            -----------       -----------
       Net cash used in investing activities                 (7,690,131)       (3,651,970)
                                                            -----------       -----------

Cash flows from financing activities:
  Repayment of long-term debt                                (4,000,000)      (49,000,000)
  Proceeds from long-term debt                                4,000,000                --
  Proceeds from issuance of common stock,
   net of expenses                                                   --        47,297,933
                                                            -----------       -----------
       Net cash used in financing activities                         --        (1,702,067)
                                                            -----------       -----------

Net increase in cash and cash equivalents                     3,531,361         8,656,328

Cash and cash equivalents at beginning of period                453,138         1,210,247
                                                            -----------       -----------

Cash and cash equivalents at end of period                  $ 3,984,499       $ 9,866,575
                                                            ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $ 1,172,781       $   832,905
                                                            ===========       ===========
  Cash paid during the period for income taxes              $ 3,824,000       $ 3,416,000
                                                            ===========       ===========


     See accompanying notes to consolidated condensed financial statements

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (the "Company"). The Company designs, manufactures and sells personal protective equipment, including non-prescription protective eyewear, frames for prescription protective eyewear, respirators, vision screening equipment and laser protective eyewear.

The financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31. Operating results for 1995 have been presented for interim periods that coincide with the new fiscal year. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.

Certain 1995 balances have been reclassified to conform to the 1996 presentation.

2.  SALE OF COMMON STOCK

In April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriters discount and expenses of issuance, totaled $47.3 million. Proceeds were used to repay all outstanding bank indebtedness ($45.0 million at March 31, 1996). Following is a summary of changes in stockholders' equity for the six months ended June 30, 1996.

                                                     Additional                          Total
                                        Common        Paid-In           Retained      Stockholders'
                                         Stock        Capital           Earnings         Equity
                                         -----        -------           --------         ------

Balances at December 31, 1995           $13,860      $19,186,140      $26,498,201      $ 45,698,201

Issuance of 3,450,000
shares of common stock at $15/share       3,450       51,746,550            - - -        51,750,000

Expenses of issuance                      - - -       (4,452,067)           - - -        (4,452,067)

Net income for six months
ended June 30, 1996                       - - -            - - -        9,754,809         9,754,809
                                        -------      -----------      -----------      ------------

Balances at June 30, 1996               $17,310      $66,480,623      $36,253,010      $102,750,943
                                        =======      ===========      ===========      ============

3.  TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying Financial Statements. The allowance for doubtful accounts was $656,745 at December 31, 1995 and $763,385 at June 30, 1996.

4. INVENTORIES

      Inventories consist of the following:

                                         DECEMBER 31,    JUNE 30,
                                            1995           1996
                                            ----           ----

     Raw material and supplies .......  $ 7,655,184     $ 7,142,885
     Work-in-process .................    2,824,696       2,349,930
     Finished goods ..................    7,725,378       7,628,496
                                        -----------     -----------
                                        $18,205,258     $17,121,311
                                        ===========     ===========


5.  STOCK OPTIONS

Effective February 26, 1996 the Company adopted the Bacou USA, Inc. 1996 Stock Incentive Plan (the "Plan"). The Plan provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. An aggregate of 900,000 shares of Common Stock have been reserved for issuance under the Plan.

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

On May 23, 1996 the Board of Directors approved an annual grant of stock options, to each non-employee director, to purchase 2,000 shares of common stock. Effective July 31, 1996 options to purchase a total of 8,000 shares of common stock were granted. An aggregate of 100,000 shares of common stock have been reserved for issuance upon exercise of options by non-employee directors.

The Company is required to adopt statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (Statement 123)," effective December 31, 1996. Statement 123 requires financial statement disclosure about stock-based employee compensation arrangements. As allowed by Statement 123, the Company intends to account for employee stock-based compensation using the "Intrinsic Value Based Method." The Company does not believe the adoption of Statement 123 will have a material impact on its operating results.

6.  NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Stock options are assumed to be exercised at the beginning of the period or, if later, the date of grant. Accounting Principles Board Opinion No. 15 requires presentation of supplementary net income per share of common stock in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming the sale of common stock and repayment of debt, as described in note 2, occurred effective January 1, 1996 supplementary per share data for the six months ended June 30, 1996 would have been as follows:

Supplementary net income per share of common stock                $0.60
                                                                  =====

Supplementary weighted average shares of common stock             17,334,297
                                                                  ==========

No dividends were declared or paid during the six months ended June 30, 1995 and 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND AND OTHER INFORMATION

   The Company acquired the business of Pro-Tech Respirators, Inc. ("Pro-Tech") effective March 31, 1995 for approximately $6.8 million, and the Company acquired all of the outstanding capital stock of Titmus Optical, Inc. ("Titmus") effective September 29, 1995 for approximately $27.3 million (collectively, the "Acquisitions"). Operating results of Pro-Tech and Titmus have been included in the consolidated condensed financial statements of the Company for periods subsequent to their respective acquisition dates.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and regulatory matters.
The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1996

   The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                            Three Months Ended June 30
                                            --------------------------
                                            1995                   1996
                                            ----                   ----

Net sales                          $20,812       100.0%    $28,806        100.0%
Cost of sales                        8,500        40.8%     12,225         42.4%
                                   -------       -----     -------        -----
Gross profit                        12,312        59.2%     16,581         57.6%
                                   -------       -----     -------        -----
Operating expenses:
   Selling                           2,771        13.3%      4,444         15.4%
   General and administrative        1,139         5.5%      2,034          7.1%
   Amortization of intangibles         751         3.6%      1,041          3.6%
                                   -------       -----     -------        -----
     Total operating expenses        4,661        22.4%      7,519         26.1%
                                   -------       -----     -------        -----
Operating income                     7,651        36.8%      9,062         31.5%
Other expense (income), net            485         2.4%       (152)        (0.5%)
                                   -------       -----     -------        -----
Income before income taxes           7,166        34.4%      9,214         32.0%
Income taxes                         2,794        13.4%      3,565         12.4%
                                   -------       -----     -------        -----
Net income                         $ 4,372        21.0%    $ 5,649         19.6%
                                   =======       =====     =======        =====


   Net Sales. Net sales increased 38.4% from $20.8 million for the three months ended June 30, 1995 to $28.8 million for the three months ended June 30, 1996. This increase was primarily the result of inclusion of the operations of Titmus, reduced by the effect of the discontinuation of sales of certain respirator product lines.

   Cost of Sales. Cost of sales increased 43.8% from $8.5 million for the three months ended June 30, 1995 to $12.2 million for the three months ended June 30, 1996. The increase was primarily attributable to increased sales volume resulting from the acquisition of Titmus.

   Gross Profit. Gross profit increased 34.7% from $12.3 million for the three months ended June 30, 1995 to $16.6 million for the three months ended June 30, 1996. As a percentage of net sales, gross profit was 59.2% and 57.6% for the 1995 and 1996 periods, respectively. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of including the operations of Titmus, which have lower gross margins than the combined gross margin of the Company's other subsidiaries. The decrease in consolidated gross margin resulting from the acquisition of Titmus was offset in part by labor reductions at other subsidiaries.

   Selling Expenses. Selling expenses increased 60.4% from $2.8 million for the three months ended June 30, 1995 to $4.4 million for the three months ended June 30, 1996. The increase resulted primarily from the acquisition of Titmus.

   General and Administrative Expenses. General and administrative expenses increased 78.6% from $1.1 million for the three months ended June 30, 1995 to $2.0 million for the three months ended June 30, 1996. The increase resulted primarily from the acquisition of Titmus and to a lesser extent from the addition of administration at Bacou USA, Inc. In connection with the relocation of Titmus to a new facility, the Company expects to incur one-time expenses associated with the move totaling approximately $0.3 to $0.4 million. These costs will increase general and administrative expenses during the third and fourth quarters of 1996.

   Amortization of Intangibles. Amortization of intangibles increased 38.6% from $0.7 million for the three months ended June 30, 1995 to $1.0 million for the three months ended June 30, 1996. This increase was due to intangible assets recorded in connection with the acquisition of Titmus.

   Operating Income. As a result of the foregoing, the Company's operating income increased 18.4% from $7.7 million for the three months ended June 30, 1995 to $9.1 million for the three months ended June 30, 1996.

   Other Expense (Income), Net. Other expense (income), net was $0.5 million and ($0.2) million for the three months ended June 30, 1995 and 1996, respectively. The 1995 period included interest expense which totaled $0.5 million. Indebtedness of the Company was repaid in full during April 1996 and therefore interest expense during the 1996 period was not significant.

   Income Taxes. The Company's effective income tax rate was 39.0% during both the 1995 and 1996 periods. The effective rate was higher than the federal statutory rate due primarily to state and local taxes.

   Net Income. As a result of the foregoing, the Company's net income increased by 29.2% from $4.4 million for the three months ended June 30, 1995 to $5.6 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                              Six Months Ended June 30
                                             ---------------------------
                                             1995                   1996
                                             ----                   ----

Net sales                            $38,218       100.0%      $55,094    100.0%
Cost of sales                         15,830        41.4%       23,950     43.5%
                                     -------       -----       -------    -----
Gross profit                          22,388        58.6%       31,144     56.5%
                                     -------       -----       -------    -----
Operating expenses:
     Selling                           5,008        13.1%        8,560     15.5%
     General and administrative        2,091         5.5%        3,990      7.3%
     Amortization of intangibles       1,442         3.8%        2,102      3.8%
                                     -------       -----       -------    -----
     Total operating expenses          8,541        22.4%       14,652     26.6%
                                     -------       -----       -------    -----
Operating income                      13,847        36.2%       16,492     29.9%
Other expense, net                       935         2.4%          547      1.0%
                                     -------       -----       -------    -----
Income before income taxes            12,912        33.8%       15,945     28.9%
Income taxes                           5,035        13.2%        6,190     11.2%
                                     -------       -----       -------    -----
Net income                           $ 7,877        20.6%      $ 9,755     17.7%
                                     =======       =====       =======    =====

   Net Sales. Net sales increased 44.2% from $38.2 million for the six months ended June 30, 1995 to $55.1 million for the six months ended June 30, 1996. This increase was primarily the result of inclusion of the operations of Pro-Tech and Titmus, reduced by the effect of the discontinuation of sales of sports product lines and certain respirator product lines.

   Export sales of all products represented 6.5% and 7.3% of net sales in the 1995 and 1996 periods, respectively. Export sales (including export sales of Titmus and Pro-Tech) for the six months ended June 30, 1996 and for the quarter ended June 30, 1996 increased by 60.7% and 31.9% over the comparable 1995 periods.

   Cost of Sales. Cost of sales increased 51.3% from $15.8 million for the six months ended June 30, 1995 to $24.0 million for the six months ended June 30, 1996. The increase was primarily attributable to increased sales volume resulting from the Acquisitions.

    Gross Profit. Gross profit increased 39.1% from $22.4 million for the six months ended June 30, 1995 to $31.1 million for the six months ended June 30, 1996. As a percentage of net sales, gross profit was 58.6% and 56.5% for the 1995 and 1996 periods, respectively. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of lower gross margins at the acquired companies. Decreases in consolidated gross margin resulting from the Acquisitions were offset in part by labor reductions at another subsidiary and a non-recurring purchase accounting adjustment recorded in the first quarter of 1995.

    Selling Expenses. Selling expenses increased 70.9% from $5.0 million for the six months ended June 30, 1995 to $8.6 million for the six months ended June 30, 1996. The increase resulted primarily from the Acquisitions.

    General and Administrative Expenses. General and administrative expenses increased 90.8% from $2.1 million for the six months ended June 30, 1995 to $4.0 million for the six months ended June 30, 1996. The increase resulted primarily from the Acquisitions and to a lesser extent from the addition of administration at Bacou USA, Inc.

     Amortization of Intangibles. Amortization of intangibles increased 45.8% from $1.4 million for the six months ended June 30, 1995 to $2.1 million for the six months ended June 30, 1996. This increase was due to intangible assets recorded in connection with the Acquisitions.

    Operating Income. As a result of the foregoing, the Company's operating income increased 19.1% from $13.8 million for the six months ended June 30, 1995 to $16.5 million for the six months ended June 30, 1996.

   Other Expense. Other expense was $0.9 million and $0.5 million for the six months ended June 30, 1995 and 1996, respectively. These amounts included interest expense which totaled $1.1 million and $0.8 million, respectively. Interest expense declined in the 1996 period due to the repayment of all outstanding indebtedness in April 1996.

   Income Taxes. The Company's effective income tax rate was 39.0% during both the 1995 and 1996 periods. The effective rate was higher than the federal statutory rate due primarily to state and local taxes.

   Net Income. As a result of the foregoing, the Company's net income increased by 23.8% from $7.9 million for the six months ended June 30, 1995 to $9.8 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Gross cash flow (net income plus non-cash items) increased $3.5 million from $10.5 million during the six months ended June 30, 1995 to $14.0 million during the six months ended June 30, 1996.

   Trade accounts receivable increased from $10.8 million at December 31, 1995 to $14.3 million at June 30, 1996. This increase resulted primarily from higher sales volume during the second quarter of 1996. Inventories declined from $18.2 million at December 31, 1995 to $17.1 million at June 30, 1996 due to higher sales volume as well as a planned reduction in certain raw materials.

   Cash used in investing activities decreased from $7.7 million for the six months ended June 30, 1995 to $3.7 million for the six months ended June 30, 1996. The 1995 period includes payments for the acquisition of Pro-Tech totaling approximately $6.3 million. Capital expenditures totaled $1.4 million in the 1995 period and $3.5 million in the 1996 period. As discussed below, increased capital spending in the 1996 period is a result of the construction of a new manufacturing facility for Titmus.

   The Company is constructing a new manufacturing facility and will relocate the operations of Titmus. The Company estimates that the cost to construct this facility will be approximately $6.0 million, with additional capital requirements of approximately $2.5 million to $3.0 million for machinery, equipment, furnishings, fixtures and relocation expenses. At June 30, 1996 there were firm commitments outstanding related to the construction of the Titmus facility equal to $3.9 million. In addition to the Titmus facility, the Company's planned on-going investment in machinery and equipment during 1996 is between $3.0 million and $4.8 million.

   The Company pursues a business strategy which includes acquisitions as an important element. The Company is engaged in discussions on one possible transaction which could be consummated during 1996. This transaction and any other transactions to be considered by the Company would require additional capital to fund the purchase price paid for each acquired company.

   The Company had aggregate indebtedness of $49.0 million at December 31, 1995, of which $45.0 million was indebtedness to a foreign commercial bank and $4.0 million was indebtedness to a domestic commercial bank. During the first quarter of 1996, indebtedness to the domestic commercial bank was repaid from cash provided by operations. During April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriters discount and expenses of issuance, totaled $47.3 million and were used to repay total indebtedness to the foreign commercial bank. As of June 30, 1996, the Company had approximately $11.0 million invested in overnight repurchase agreements and high grade municipal securities.

   To supplement cash flow provided by operating activities, the Company maintains a $3.0 million revolving credit facility which is available for use by a wholly-owned subsidiary for its general working capital purposes. The revolving credit facility is subject to annual renewal and presently expires December 31, 1996. No amounts were outstanding under this facility as of June 30, 1996. The Company also has $8.0 million available under a term credit facility with a domestic commercial bank which can be used for general corporate and other working capital requirements of a wholly-owned subsidiary. Both credit facilities require the Company to maintain a ratio of tangible net worth to total liabilities of not less than 1.0 to 1.0. The Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures, including those to be incurred in connection with the construction of the new Titmus facility, and to fund the Company's operating needs during 1996. However, the Company may be required to negotiate additional borrowing facilities and additional indebtedness may be incurred in order to fund new investments, if any, resulting from the Company's acquisition strategy.

BUSINESS DEVELOPMENTS

        The Company has been actively pursuing opportunities for the sale of protective eyewear to the United States Military. During the second quarter, the Company received a request from the Government Procurement Office for a best and final offer which was submitted on July 3, 1996. A final determination concerning this bid to provide protective eyewear for the military is expected by August 20, 1996. If successful, the Company believes this bid will result in annual sales of approximately $8.0-$9.0 million during a three year period.

SEASONALITY

   The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity associated with annual weather patterns. Historically, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months, resulting in planned inventory reductions by major distributors.

      Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibit Index
                    Exhibit Number  Description of Exhibit
                    --------------  ----------------------
                       10(p)(1)     Sales Agreement dated June 20, 1996
                                    by and between Uvex Safety, Inc. and
                                    General Electric Company
                       11           Statement Re:  Computation of Per Share
                                    Earnings
                       27           Financial Data Schedule

               (b) The registrant filed no reports on Form 8-K during the quarterly period ended June 30, 1996.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1996

        BACOU USA, INC.
        (Registrant)

        /s/ Philip B. Barr, Jr.                       /s/ Jeffrey T. Brown
        ---------------------------------------       -------------------------
        Philip B. Barr, Jr., Vice President and       Jeffrey T. Brown
        Chief Financial Officer                       Corporate Controller and
                                                      Chief Accounting Officer