Form 10-Q
period 1996-09-30
BACOU USA INC
filed 1996-11-14
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------
Commission file number         0-28040
                       --------------------------------------------------------

                                   BACOU USA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      05-0470688
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


            10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (401) 233-0333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 14, 1996 was 17,312,200.

                                 BACOU USA, INC.
                                      INDEX

                                                              Page No.
                                                              --------
Part I.    Financial Information
           ---------------------

Item 1.    Financial Statements
           --------------------

    Consolidated Condensed Balance Sheets
        September 30, 1996 and December 31, 1995                3

    Consolidated Condensed Statements of Income
        Three Months and Nine Months ended
        September 30, 1996 and 1995                             4

    Consolidated Condensed Statements of Cash Flows
        Nine Months Ended September 30, 1996 and 1995           5

    Notes to Consolidated Condensed Financial Statements        6 - 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8 - 12

Part II.   Other Information
           -----------------

Item 6. Exhibits and Reports on Form 8-K                        12

Signatures                                                      13


                        BACOU USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              September 30, 1996       December 31, 1995
                                                              ------------------       -----------------
                                                                  (Unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                                      $ 15,264,151            $  1,210,247
   Trade accounts receivable, net                                   14,220,884              10,803,126
   Inventories                                                      16,012,775              18,205,258
   Prepaid expenses                                                  1,413,353               1,383,206
   Recoverable income taxes                                                  -                 442,873
   Deferred income taxes                                               134,000                 762,193
                                                                  ------------            ------------
          Total current assets                                      47,045,163              32,806,903
                                                                  ------------            ------------
Property and equipment, net                                         24,910,438              20,792,562
Intangible assets, net                                              48,295,406              50,869,949
                                                                  ------------            ------------
          Total assets                                            $120,251,007            $104,469,414
                                                                  ============            ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                         $          -            $ 20,000,000
   Accounts payable                                                  3,104,168               2,936,939
   Accrued compensation and benefits                                 2,477,335               1,934,794
   Other accrued expenses                                            2,958,681               3,528,986
   Income taxes payable                                              1,975,061                       -
                                                                  ------------            ------------
          Total current liabilities                                 10,515,245              28,400,719
                                                                  ------------            ------------
Long-term debt, excluding current installments                               -              29,000,000
Deferred income taxes                                                1,295,000               1,370,494
                                                                  ------------            ------------
          Total liabilities                                         11,810,245              58,771,213
                                                                  ------------            ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                            -                       -
   Common stock, $.001 par value, 25,000,000 shares
     authorized, 17,312,200 shares in 1996 and 13,860,000
     shares in 1995 issued and outstanding                              17,312                  13,860
   Additional paid-in capital                                       66,514,906              19,186,140
   Retained earnings                                                41,908,544              26,498,201
                                                                  ------------            ------------
          Total stockholders' equity                               108,440,762              45,698,201
                                                                  ------------            ------------
          Total liabilities and stockholders' equity              $120,251,007            $104,469,414
                                                                  ============            ============

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  (Unaudited)                       (Unaudited)
                                              Three months ended                 Nine months ended
                                                 September 30,                      September 30,
                                             1996            1995              1996           1995
                                             ----            ----              ----           ----

Net sales                                $29,319,047     $20,191,269       $84,413,341     $58,409,534
Cost of sales                             12,435,657       7,739,207        36,385,779      23,615,742
                                         -----------     -----------       -----------     -----------
         Gross profit                     16,883,390      12,452,062        48,027,562      34,793,792

Operating expenses:
  Selling                                  4,521,233       2,726,254        13,080,641       7,774,672
  General and administrative               2,335,241         988,874         6,325,456       2,999,757
  Amortization of intangible assets        1,041,039         746,771         3,143,249       2,188,799
                                         -----------     -----------       -----------     -----------

      Total operating expenses             7,897,513       4,461,899        22,549,346      12,963,228
                                         -----------     -----------       -----------     -----------

Operating income                           8,985,877       7,990,163        25,478,216      21,830,564

Other expenses (income):
  Interest expense:

    Bacou, S.A                                     -         336,077                 -         870,666
    Other                                      6,476         157,080           818,072         679,796
                                         -----------     -----------       -----------     -----------

                                               6,476         493,157           818,072       1,550,462
Interest income                             (155,282)        (51,168)         (257,539)       (138,872)
Other                                        (54,370)         (1,850)         (216,579)        (43,036)
                                         -----------     -----------       -----------     -----------

Total other expenses (income)               (203,176)        440,139           343,954       1,368,554
                                         -----------     -----------       -----------     -----------

Income before income taxes                 9,189,053       7,550,024        25,134,262      20,462,010
Income taxes                               3,533,520       2,945,160         9,723,920       7,980,166
                                         -----------     -----------       -----------     -----------

      Net income                         $ 5,655,533     $ 4,604,864       $15,410,342     $12,481,844
                                         ===========     ===========       ===========     ===========

Net income per common and common
equivalent share                         $      0.33     $      0.33       $      0.96     $      0.90
                                         ===========     ===========       ===========     ===========

Weighted average common and common
equivalent shares                         17,354,265      13,860,000        16,134,837      13,860,000
                                         ===========     ===========       ===========     ===========


       See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                           Nine months ended September 30,

                                                              1996              1995
                                                              ----              ----
Cash flows from operating activities:
  Net income                                              $15,410,342       $12,481,844
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                           5,850,406         3,797,623
    Deferred income taxes                                     552,699           260,269
    Change in assets and liabilities, net of effects
     of acquired companies:
      Trade accounts receivable                            (3,417,758)         (395,969)
      Inventories                                           2,192,483          (748,077)
      Prepaid expenses                                        (30,147)         (565,017)
      Accounts payable                                        167,229          (133,911)
      Accrued expenses                                        (27,764)         (164,183)
      Income taxes                                          2,419,220         1,792,898
                                                          -----------       -----------
         Net cash provided by operating activities         23,116,710        16,325,477
                                                          -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                     (7,360,650)       (2,235,926)
  Acquisition of businesses, including direct costs
    of acquisition, net of cash acquired                      (33,089)       (6,600,852)
                                                          -----------       -----------
         Net cash used in investing activities             (7,393,739)       (8,836,778)
                                                          -----------       -----------

Cash flows from financing activities:
  Repayment of long-term debt                             (49,000,000)       (4,000,000)
  Proceeds from long-term debt                                      -        25,800,000
  Proceeds from issuance of common stock,
    net of expenses                                        47,330,933                 -
                                                          -----------       -----------
         Net cash provided by (used in)
           financing activities                            (1,669,067)       21,800,000
                                                          -----------       -----------

Net increase in cash and cash equivalents                  14,053,904        29,288,699

Cash and cash equivalents at beginning of period            1,210,247           453,138
                                                          -----------       -----------

Cash and cash equivalents at end of period                $15,264,151       $29,741,837
                                                          ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                $   839,381       $ 1,575,843
                                                          ===========       ===========
  Cash paid during the period for income taxes            $ 6,769,280       $ 5,936,000
                                                          ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells personal protective equipment, including non-prescription protective eyewear, frames for prescription eyewear, respirators, vision screening equipment and laser protective eyewear.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

3. TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying Financial Statements. The allowance for doubtful accounts was $1,089,118 at September 30, 1996 and $656,745 at December 31, 1995.

4. INVENTORIES
     Inventories consist of the following:
                                           SEPTEMBER 30,    DECEMBER 31,
                                              1996              1995
                                              ----              ----

     Raw material and supplies............ $ 6,910,281      $ 7,655,184
     Work-in-process .....................   2,459,568        2,824,696
     Finished goods ......................   6,642,926        7,725,378
                                           -----------      -----------
                                           $16,012,775      $18,205,258
                                           ===========      ===========

5. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment are stated at cost, except for property and equipment acquired in connection with purchase business combinations, which are recorded at fair value on the acquisition date. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Accumulated depreciation and amortization totaled $6,432,583 at September 30, 1996 and $3,725,424 at December 31, 1995.

Intangible assets consist principally of customer relationships, acquired technology, and goodwill. Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with purchase business combinations. Intangible assets are amortized using the straight-line method over the estimated periods benefited. Accumulated amortization totaled $8,304,350 at September 30, 1996 and $5,161,103 at December 31, 1995.

6. STOCK OPTIONS

Effective February 26, 1996 the Company adopted the Bacou USA, Inc. 1996 Stock Incentive Plan (the "Plan"). The Plan provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 900,000 shares of Common Stock have been reserved for issuance under the Plan.

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

On May 23, 1996 the Board of Directors approved and adopted the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for stock options to be granted automatically to each non-employee director of the Company on July 1 of each year at a per share exercise price equal to its then fair market value. In the aggregate, 100,000 shares of common stock have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, on July 1, 1996 each of four non-employee directors of the Company automatically was granted an option to purchase 2,000 shares of the Company's common stock at an exercise price of $16.88 per share. The options vested 100 percent on July 31, 1996.

The Company is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (Statement 123) effective December 31, 1996. Statement 123 requires financial statement disclosure about stock-based employee compensation arrangements. As allowed by Statement 123, the Company intends to account for employee stock-based compensation using the "Intrinsic Value Based Method." The Company does not believe the adoption of Statement 123 will have a material impact on its operating results.

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Stock options are assumed to be exercised at the beginning of the period or, if later, the date of grant. Accounting Principles Board Opinion No. 15 requires presentation of supplementary net income per common and common equivalent share in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming the sale of common stock and repayment of debt, as described in note 2, occurred effective January 1, 1996 supplementary per share data for the nine months ended September 30, 1996 would have been as follows:


Supplementary net income per common and common equivalent share      $0.93
                                                                     =====

Supplementary weighted average common and common equivalent shares   17,340,874
                                                                     ==========

No dividends were declared or paid during the nine months ended September 30, 1996 and 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

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

BACKGROUND

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

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995
The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                      Three Months Ended September 30
                                      -------------------------------
                                         1996                   1995
                                         ----                   ----

Net sales                         $29,319   100.0%       $20,191   100.0%
Cost of sales                      12,436    42.4%         7,739    38.3%
                                  -------    ----        -------    ----
Gross profit                       16,883    57.6%        12,452    61.7%
                                  -------    ----        -------    ----
Operating expenses:
  Selling                           4,521    15.4%         2,726    13.5%
  General and administrative        2,335     8.0%           989     4.9%
  Amortization of intangibles       1,041     3.5%           747     3.7%
                                  -------    ----        -------    ----
  Total operating expenses          7,897    26.9%         4,462    22.1%
                                  -------    ----        -------    ----
Operating income                    8,986    30.7%         7,990    39.6%
Other expense (income), net          (203)   (0.7%)          440     2.2%
                                  -------    ----        -------    ----
Income before income taxes          9,189    31.4%         7,550    37.4%
Income taxes                        3,533    12.1%         2,945    14.6%
                                  -------    ----        -------    ----
Net income                        $ 5,656    19.3%       $ 4,605    22.8%
                                  =======    ====        =======    ====

     NET SALES. Net sales increased 45.2% from $20.2 million for the three months ended September 30, 1995 to $29.3 million for the three months ended September 30, 1996. This increase was primarily the result of inclusion of the operations of Titmus, reduced by the effect of the discontinuation of original equipment manufacture (OEM) sales of ski goggles and sales of a certain respiratory product line. Sales of non-prescription eyewear, including sales of products introduced late in the second quarter of 1996, also contributed to increased sales in the third quarter of 1996.

     During the nine months ended September 30, 1996, the Company's net sales included sales of completed prescription eyewear (frames and corrective lenses) totaling approximately $3.0 million. To the extent that the Company sells completed prescription eyewear, it competes with its principal customers, optical laboratories and optical retailers. In connection with the acquisition of Titmus from Carl Zeiss, Inc., the Company agreed to utilize the seller's laboratory services for the continued production of completed prescription eyewear for end users, including corrective lenses, for approximately one year following the closing. Concurrently with the expiration of the agreement, the Company has withdrawn from the business of selling completed prescription eyewear so that it may cease competing with its principal customers and concentrate on the more profitable business of selling frames for prescription eyewear. In connection with this decision, certain end users have been terminated as direct customers of the Company and their accounts have been sold to optical laboratory customers of the Company for an amount equal to the outstanding receivables from those accounts. Whenever the optical laboratories make new sales to the transferred end users, the laboratories are required to utilize the Company's frames, thus replacing a portion of the discontinued sales volume with revenues from increased frame sales.

     COST OF SALES. Cost of sales increased 60.7% from $7.7 million for the three months ended September 30, 1995 to $12.4 million for the three months ended September 30, 1996. The increase was primarily attributable to increased sales volume resulting from the acquisition of Titmus.

     GROSS PROFIT. Gross profit increased 35.6% from $12.5 million for the three months ended September 30, 1995 to $16.9 million for the three months ended September 30, 1996. As a percentage of net sales, gross profit was 57.6% and 61.7% for the 1996 and 1995 periods, respectively. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of including the operations of Titmus in the 1996 period, which have lower gross margins than the combined gross margin of the Company's other subsidiaries. The decrease in consolidated gross margin resulting from the acquisition of Titmus was offset in part by labor reductions at other subsidiaries.

     SELLING EXPENSES. Selling expenses increased 65.8% from $2.7 million for the three months ended September 30, 1995 to $4.5 million for the three months ended September 30, 1996. The increase resulted primarily from the acquisition of Titmus.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1.0 million for the three months ended September 30, 1995 to $2.3 million for the three months ended September 30, 1996. The increase resulted primarily from the acquisition of Titmus, including relocation expenses associated with the move of Titmus to a new facility, and to a lesser extent from additional administrative costs which became necessary as a result of Bacou USA, Inc. becoming a public reporting company. Additional relocation expenses are expected to be incurred by Titmus during the fourth quarter of 1996.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased 39.4% from $0.7 million for the three months ended September 30, 1995 to $1.0 million for the three months ended September 30, 1996. This increase was due to amortization of intangible assets recorded in connection with the acquisition of Titmus.

     OPERATING INCOME. As a result of the foregoing, the Company's operating income increased 12.5% from $8.0 million for the three months ended September 30, 1995 to $9.0 million for the three months ended September 30, 1996.

     OTHER EXPENSE (INCOME), NET. Other expense (income), net was ($0.2) million and $0.4 million for the three months ended September 30, 1996 and 1995, respectively. The 1995 period included interest expense which totaled $0.5 million. Indebtedness of the Company was repaid in full during April 1996 and therefore interest expense during the 1996 period was not significant.

     INCOME TAXES. The Company's effective income tax rate was 39.0% during both periods. The effective rate was higher than the federal statutory rate due primarily to state and local income taxes.

     NET INCOME. As a result of the foregoing, the Company's net income increased by 22.8% from $4.6 million for the three months ended September 30, 1995 to $5.7 million for the three months ended September 30, 1996.

 NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                     Nine Months Ended September 30
                                     ------------------------------
                                       1996                 1995
                                       ----                 ----

Net sales                        $84,413   100.0%     $58,410   100.0%
Cost of sales                     36,386    43.1%      23,616    40.4%
                                 -------    ----      -------    ----
Gross profit                      48,027    56.9%      34,794    59.6%
                                 -------    ----      -------    ----
Operating expenses:
  Selling                         13,081    15.5%       7,774    13.3%
  General and administrative       6,325     7.5%       3,000     5.1%
  Amortization of intangibles      3,143     3.7%       2,189     3.8%
                                 -------    ----      -------    ----
  Total operating expenses        22,549    26.7%      12,963    22.2%
                                 -------    ----      -------    ----
Operating income                  25,478    30.2%      21,831    37.4%
Other expense , net                  344     0.4%       1,369     2.4%
                                 -------    ----      -------    ----
Income before income taxes        25,134    29.8%      20,462    35.0%
Income taxes                       9,724    11.5%       7,980    13.6%
                                 -------    ----      -------    ----
Net income                       $15,410    18.3%     $12,482    21.4%
                                 =======    ====      =======    ====

     NET SALES. Net sales increased 44.5% from $58.4 million for the nine months ended September 30, 1995 to $84.4 million for the nine months ended September 30, 1996. This increase was primarily the result of inclusion of the operations of Pro-Tech and Titmus, reduced by the effect of the discontinuation of OEM sales of ski goggles and sales of a certain respiratory product line.

     Export sales of all products represented 7.0% and 6.8% of net sales in the 1996 and 1995 periods, respectively. Export sales (including export sales of Titmus and Pro-Tech) for the nine months ended September 30, 1996 and for the quarter ended September 30, 1996 increased by 49.5% and 30.2% over the comparable 1995 periods.

     COST OF SALES. Cost of sales increased 54.1% from $23.6 million for the nine months ended September 30, 1995 to $36.4 million for the nine months ended September 30, 1996. The increase was primarily attributable to increased sales volume resulting from the Acquisitions.

     GROSS PROFIT. Gross profit increased 38.0% from $34.8 million for the nine months ended September 30, 1995 to $48.0 million for the nine months ended September 30, 1996. As a percentage of net sales, gross profit was 56.9% and 59.6% for the 1996 and 1995 periods, respectively. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of lower gross margins at the acquired companies. Decreases in gross margin resulting from the Acquisitions were offset in part by labor reductions at another subsidiary and non-recurring purchase accounting adjustments recorded in 1995.

     SELLING EXPENSES. Selling expenses increased 68.3% from $7.8 million for the nine months ended September 30, 1995 to $13.1 million for the nine months ended September 30, 1996. The increase resulted primarily from the Acquisitions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.0 million for the nine months ended September 30, 1995 to $6.3 million for the nine months ended September 30, 1996. The increase resulted primarily from the Acquisitions and to a lesser extent from additional administrative costs which became necessary as a result of Bacou USA, Inc. becoming a public reporting company.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased 43.6% from $2.2 million for the nine months ended September 30, 1995 to $3.1 million for the nine months ended September 30, 1996. This increase was due to intangible assets recorded in connection with the Acquisitions.

     OPERATING INCOME. As a result of the foregoing, the Company's operating income increased 16.7% from $21.8 million for the nine months ended September 30, 1995 to $25.5 million for the nine months ended September 30, 1996.

     OTHER EXPENSE. Other expense was $0.3 million and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively. These amounts included interest expense which totaled $0.8 million and $1.6 million, respectively. Interest expense declined in the 1996 period due to the repayment of all outstanding indebtedness in April 1996.

     INCOME TAXES. The Company's effective income tax rate was 39.0% during both periods. The effective rate was higher than the federal statutory rate due primarily to state and local taxes.

     NET INCOME. As a result of the foregoing, the Company's net income increased by 23.5% from $12.5 million for the nine months ended September 30, 1995 to $15.4 million for the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Gross cash flow (net income plus non-cash items) increased $5.3 million from $16.5 million during the nine months ended September 30, 1995 to $21.8 million during the nine months ended September 30, 1996. As of September 30, 1996, the Company had approximately $14.0 million invested in high grade municipal securities.

     Trade accounts receivable increased from $10.8 million at December 31, 1995 to $14.2 million at September 30, 1996. This increase resulted primarily from higher sales volume during the second and third quarters of 1996. Inventories declined from $18.2 million at December 31, 1995 to $16.0 million at September 30, 1996 due to higher sales volume as well as a planned reduction in certain raw materials.

     Cash used in investing activities decreased from $8.8 million for the nine months ended September 30, 1995 to $7.4 million for the nine months ended September 30, 1996. The 1995 period includes payments for the acquisition of Pro-Tech, including direct costs of acquisition but net of cash acquired, totaling approximately $6.3 million. Capital expenditures totaled $2.2 million in the 1995 period and $7.4 million in the 1996 period. As discussed below, increased capital spending in the 1996 period is a result of the construction of a new manufacturing facility for Titmus.

     The Company has substantially completed construction of a new manufacturing facility for Titmus. Relocation of the operations of Titmus has commenced and is expected to be completed by November 30, 1996. The cost to construct this facility was approximately $6.0 million, with additional capital requirements of approximately $2.5 million to $3.0 million for machinery, equipment, furnishings, fixtures and relocation expenses.

     At September 30, 1996 the Company had commitments outstanding for the purchase of machinery and equipment, together with any remaining commitments on the construction of the Titmus facility, totaling approximately $1.7 million.

     The Company is pursuing a business strategy which includes acquisitions as an important element. At November 14, 1996 the Company had one non-binding offer outstanding in connection with a potential acquisition. Any transaction considered by the Company would most likely require additional capital to fund the purchase price paid for each acquisition.

     The Company had aggregate indebtedness of $49.0 million at December 31, 1995, of which $45.0 million was indebtedness to a foreign commercial bank and $4.0 million was indebtedness to a domestic commercial bank. Of this indebtedness approximately $21.8 million resulted from borrowings in connection with the Titmus acquisition. Proceeds of borrowings for the Titmus acquisition were received on September 29, 1995 and were disbursed on October 2, 1995 in connection with the closing of this acquisition. During the first quarter of 1996, indebtedness to the domestic commercial bank was repaid from cash provided by operations. During April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriters discount and expenses of issuance, totaled $47.3 million and were used to repay total indebtedness to the foreign commercial bank.

     To supplement cash flow provided by operating activities, the Company maintains a $3.0 million revolving credit facility which is available for use by a wholly-owned subsidiary for its general working capital purposes. The revolving credit facility is subject to annual renewal and presently expires December 31, 1996. No amounts were outstanding under this facility as of September 30, 1996. The Company also has $8.0 million available under a term credit facility with a domestic commercial bank which can be used for general corporate and other working capital requirements of a wholly-owned subsidiary. Both credit facilities require the Company to maintain a ratio of tangible net worth to total liabilities of not less than 1.0 to 1.0. The Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures, including those to be incurred in connection with the construction of the new Titmus facility, and to fund the Company's operating needs during the remainder of 1996 and during 1997. However, the Company may be required to negotiate additional borrowing facilities and additional indebtedness may be incurred in order to fund new investments, if any, resulting from the Company's acquisition strategy.

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

     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit Index
              Exhibit Number         Description of Exhibit
              --------------         ----------------------

                  10(f)        Bonus Plan for Executives of Titmus Optical,
                               Inc. and Uvex Safety, Inc. for 1996 and 1997
                  11           Statement Re: Computation of Per Share Earnings
                  27           Financial Data Schedule

          (b) The registrant filed no reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1996

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