Form 10-K
period 1996-12-31
BACOU USA INC
filed 1997-03-31
CIK 1006027

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended:

                               DECEMBER 31, 1996

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period from                to
                   .

                         COMMISSION FILE NUMBER 0-28040
                                BACOU USA, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     05-0470688
(State or other jurisdiction of incorporation
                or organization)                   (I.R.S. Employer Identification No.)
     10 THURBER BOULEVARD, SMITHFIELD, RI                       02917-1896
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (401) 233-0333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant computed on the basis of $15 5/8 per share (the closing price of such stock on March 7, 1997 on the Nasdaq National Market):
$73,431,250.

As of March 7, 1997, there were 17,312,200 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1997) is incorporated by reference in Part III hereof.
================================================================================

                               TABLE OF CONTENTS

      DESCRIPTION                                                                   PAGE NUMBER
      --------                                                                      -----------
PART I
      Item 1   Business...........................................................        2
      Item 2   Properties.........................................................        9
      Item 3   Legal Proceedings..................................................       10
      Item 4   Submission of Matters to a Vote of Security Holders................       10
PART II
      Item 5   Market for the Registrant's Common Stock and Related Stockholder
               Matters............................................................       11
      Item 6   Selected Financial Data............................................       11
      Item 7   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................       12
      Item 8   Financial Statements and Supplementary Data........................       19
      Item 9   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................       35
PART III
      Item 10  Directors and Executive Officers of the Registrant.................       35
      Item 11  Executive Compensation.............................................       35
      Item 12  Security Ownership of Certain Beneficial Owners and Management.....       35
      Item 13  Certain Relationships and Related Transactions.....................       35
PART IV
      Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K....       35
Signatures........................................................................       41

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bacou USA, Inc. (the "Company" or "Bacou") designs, manufactures and sells personal protective equipment, including non-prescription protective eyewear, frames for prescription eyewear, respirators, vision screening equipment and laser protective eyewear. The Company is one of the leading competitors in the United States protective eyewear market. The Company's products, which are marketed under the brand names UVEX(R), Titmus(R) and Pro-Tech(R), are sold principally to industrial safety distributors and optical laboratories. The Company conducts all of its operations through three subsidiaries: Uvex Safety, Inc. ("Uvex Safety"), Titmus Optical, Inc. ("Titmus") and Pro-Tech Respirators, Inc. ("Pro-Tech").

RECENT DEVELOPMENTS

     In March 1996 the Company completed an initial public offering of its common stock. Proceeds from the sale of 3,450,000 shares, totaling $47.3 million net of expenses of issuance, were used primarily to repay outstanding bank indebtedness.

     The Company is pursuing a business strategy which includes acquisitions as an important element. In late 1996, the Company reached an agreement in principle to purchase Survivair, Inc. and the InterSpiro Group of Companies which manufacture and distribute respiratory protective equipment. The Company expects the Survivair transaction to be closed during the second quarter of 1997 but does not expect Interspiro transaction to be consummated. In connection with the Survivair acquisition the Company borrowed $8.0 million under a term credit facility on March 22, 1997, which the Company believes will be the only borrowings required for this transaction.

PRODUCTS

  Non-Prescription Protective Eyewear

     The Company offers a wide range of non-prescription protective eyewear products including both spectacles and goggles, as well as replacement lenses. Although most of the Company's products of this type are reusable, the products' useful lives vary according to the environment in which they are used. For example, eyewear requires frequent replacement when used in construction environments with dirt and extreme temperature conditions whereas eyewear used indoors by supervisory personnel is likely to be replaced less frequently.

     Most of the Company's non-prescription protective eyewear products are available in different colors with a variety of application-specific lenses, frames and sideshields. Some of the Company's well-known Uvex Safety brands of spectacles include uvex astrospec 3000(TM), flashback(R), patriot(R), cricket(R), ultraspec(TM) and uvex spoggle(R). Additionally, the Company offers a separate line of non-prescription safety spectacles under such Titmus brand names as Micron+(R), SC9000(TM), and Challenger.

     For spectacles, the Company offers dual lens products and single lens "shield" style products. Spectacle lenses are available in clear, as well as tinted for outdoor use. In addition to spectacles for general protective use, the Company offers uvex SCT(R) (Spectrum Control Technology), task-specific lenses for various work environments such as welding, semiconductor manufacturing and other environments where it is necessary to control the spectrum of light or absorb radiation.

     The Company also produces a full line of impact, splash and welding goggles. Goggles are typically used in work environments where greater coverage than that generally afforded by spectacles is required. Such protection is required in environments where extreme temperature, dust, mist or chemical splash is present. Brand names in the goggle category include the uvex stealth(TM), the uvex futura(TM), the uvex classic(TM) and the uvex climazone(TM) which is designed for use in extremely cold temperatures.

     All Uvex Safety brand non-prescription protective eyewear products are offered with proprietary coatings designed to provide superior lens protection and functionality. The standard coating, applied to all UVEX(R) polycarbonate lenses, is the scratch resistant uvex ultradura(R) hard coating. The uvex 4C(R) anti-fog hard coating, which provides anti-fog, anti-static, anti-scratch and anti-UV protection, is available as an option on all UVEX(R) lenses.

     The Company's commitment to innovative design is reflected in the uvex astrospec 3000(TM) and the many variations which have extended that product line. The basic design of the uvex astrospec 3000(TM) includes a stylish shield-style single lens made from impact-resistant polycarbonate and a nylon frame with a face-flattering brow bar style, adjustable lens inclination, adjustable temple length and optional duoflex(R) temples. The frame design allows easy lens changes, making it possible to replace damaged lenses or install different lenses in response to the prevailing lighting conditions. The basic design has been enhanced through numerous product line extensions, including a variety of frame colors, specialized color schemes such as the red, white and blue patriot(R), versions to accept prescription lenses, versions which fit over glasses (OTG(R)), metal versions, regular and small sizes, custom bridge designs for distinct facial features, proprietary lens coating options, mirror lens coating options and lens tint and dye options within the proprietary uvex SCT(R) (Spectrum Control Technology), including welding and DVO(R) laser protective lens versions.

     Sales of the Astrospec family of eyewear products, including replacement lens for such products, as a percentage of consolidated net sales, was 49.5% for the fiscal year ended December 31, 1996, and 68.8% and 63.5% for the fiscal years ended July 31, 1995 and 1994. A decline in demand for the Astrospec family of products would adversely affect the Company's results of operations and financial condition.

  Frames for Prescription Protective Eyewear

     The Company manufactures and sells metal and plastic frames for prescription protective eyewear under the Titmus(R) brand name. The Company has several well-known lines of protective eyewear frames including the Exclusive collection, the Premiere collection, the Fashiongarde(R) collection and the Standard collection. Prescription protective eyewear must offer the spectrum of style and fit options required of non-protective prescription frames while providing additional safety features required of protective eyewear. The Company's line of frames for prescription protective eyewear includes forty-three frame styles, each of which is available in a variety of sizes and colors. Such varieties are comparable in complexity to the many sizes and dimensions required for non-protective prescription eyewear frames. Frames for prescription protective eyewear must also pass applicable safety standards and possess certain additional features such as protective side shields. All of the Company's metal frames for prescription protective eyewear are offered with a variety of special plated and color overlay treatments to ensure that the product users' style and fashion preferences are met.

  Respiratory Protection

     Under the Pro-Tech(R) brand name, the Company manufactures and sells air-purifying and supplied air respiratory products used to protect against the harmful effects of atmospheric contamination caused by dust, gases, fumes, mists and other substances. This product line includes dust and mist respirators, cartridge-equipped respirators, full-face respirators, powered air-purifying respirators and supplied air and self-contained breathing apparatus used in industrial environments. The Company's brands include the ProFit(TM) and the SideKick(TM).

  Other Products

     To capitalize on marketing and sales opportunities within the Company's existing distribution channels, the Company offers certain additional products, including welding helmets, laser protective eyewear and vision screening equipment.

     In June 1995, the Company introduced on a test basis a product line consisting of non-safety dress eyewear frames under the name Street Design(TM). The Company has positioned this product line to be sold at the point of purchase of prescription protective eyewear. The Company also intends to utilize this product line to participate in the growing market of private and government-supported managed vision care programs, including those programs sponsored by HMOs, PPOs, Medicaid/Medicare and the Veterans Administration.

The Company currently offers the Street Design(TM) product line in eighteen frame styles and various sizes and colors.

  Dependence Upon New Product Introductions

     The Company's future success will depend in part on its ability to enhance its existing products and to introduce new products. However, there can be no assurance of the Company's ability to do so. Innovative designs are often not successful and successful product designs can be displaced by subsequently introduced product designs. In addition, competitors often introduce imitations of the Company's successful products. As a result of these and other factors, there can be no assurance that the Company will successfully maintain its market position.

BACKLOG

     The Company's backlog totaled approximately $2.1 million at December 31, 1996 and $2.5 million at December 31, 1995.

MARKETING, SALES AND DISTRIBUTION

  Advertising and Promotions

     The Company advertises and markets its products through print advertising, direct mailings and promotions in trade journals and publications. Publications include those which are distributed to industrial safety directors and manufacturing directors in all market segments, such as Occupational Hazards, Occupational Health & Safety, Industrial Safety & Hygiene News, New Equipment Digest, and Industrial Maintenance and Plant Operations, as well as industry-specific publications. The Company also regularly exhibits its products at trade shows and conducts product promotions aimed directly at industrial purchasers including offers of free product or product at discounted prices in response to competitive pressures, market demand, production capacity, inventory levels and other considerations.

  Sales Force

     The Company's sales force is divided into two specialized groups organized along geographic lines, each of which targets a separate distribution network. The larger group, consisting of distributor account managers, is responsible for sales to industrial distributors. The smaller group is responsible for sales to optical laboratories and optical retail chains. One sales representative handles the sales of vision screening equipment through a network of distributors.

MANUFACTURING OPERATIONS

  Non-Prescription Protective Eyewear

     The Company uses a highly automated injection molding process to manufacture the frames and lenses of its non-prescription protective eyewear. Frame components are molded in nylon, propionate and polyvinlychloride ("PVC") and the lenses are molded from polycarbonate resin pellets. Although polycarbonate is highly impact-resistant, it is prone to scratch easily unless treated with an effective coating. Technologically advanced coatings are also capable of providing other desirable characteristics to enhance functionality. These coatings are applied using a highly integrated, automated process of material handling, application and curing.

     In the molding and coating process, automation, robotics and well-designed production flow are combined to achieve a fast-moving process with minimal material handling. Manufacturing and assembling operations are linked by a work-in-process inventory management system. Parts are moved from this system to a highly automated, integrated assembly and packaging system for the Company's high volume astrospec products.

     The Company maintains a high degree of vertical integration allowing it to manufacture, assemble and package over 90% of its non-prescription protective eyewear. Much of the equipment used in the manufacture of these products has been specially designed and adapted for the Company.

  Frames for Prescription Eyewear

     The Company manufactures frames for both metal and plastic prescription eyewear. The manufacturing process used in the production of metal frames for prescription eyewear includes cutting, bending, shaping, brazing, plating and colorizing of the metal raw material. Metal frames constitute approximately 80% of the frames for prescription eyewear sold annually by the Company. The Company uses a computer numeric controlled pantographing process and injection molding to manufacture its prescription eyewear plastic frames. The Company recently completed the construction of a new facility for the manufacture of frames for prescription eyewear.

  Respiratory Protection Equipment

     The component parts of the Company's respiratory protection equipment include respirator bodies, cartridge holders and filters. Respirator bodies and cartridge holders are produced by injection molding vendors. Parts and filter media are assembled and packaged by the Company using machinery and equipment specifically designed for such tasks.

  ISO and CE Certification

     The Company's Smithfield, Rhode Island and Petersburg, Virginia manufacturing facilities have achieved ISO 9001 registration. Additionally, certain Titmus(R) and Pro-Tech(R) brand name products have received CE certification for specific products which are offered in European markets. CE approval indicates that an independent reviewer has certified that the product is in compliance with product specific directives and harmonized standards advanced by the European Community. The Company is considering a broader program of CE certification for its products in order to obtain possible marketing advantages from inferences of high quality derived from such certification and to eliminate any marketing advantage that may exist for competitors' products bearing the CE mark.

RAW MATERIALS

     The Company's non-prescription protective eyewear products utilize polycarbonate resin pellets, nylon, PVC and propionate as the predominant raw materials in the manufacturing process. The Company uses domestic and imported alloy wire, cellulose acetate sheet stock, propionate, polycarbonate resin pellets, gold in small quantities, and colorization foils in the production of its frames for prescription eyewear. Additionally, the Company utilizes silicon rubber, PVC and polypropylene in its respirator bodies and cartridges and activated carbon and treated paper in its manufactured filters.

     Although single sources of supply are used for many raw materials, all of the Company's raw materials are readily available from multiple sources except polycarbonate resin. Although available from a limited number of sources, the Company historically has satisfied all of its polycarbonate requirements through purchases from General Electric Plastics, a division of General Electric Company. Pursuant to an agreement between the parties, the Company intends to continue this relationship with General Electric Plastics in calendar 1997. The Company regularly seeks additional suppliers who may be able to provide ready alternate sources of supply for its raw materials needs.

     The loss of any single source of supply, any disruption in such source's business or failure by it to meet the Company's needs on a timely basis could cause shortages in raw materials and could have a material adverse effect on the Company's results of operations. There can be no assurance that precautions taken by the Company will be adequate or that alternative sources of supply can be located or developed in a timely manner.

PRINCIPAL CUSTOMERS

     The Company had no individual customer that accounted for 10% or more of consolidated net sales in 1996. Sales to W.W. Grainger and its subsidiaries and to United American Sales accounted for 12% and 10%, respectively, of the Company's net sales during the fiscal year ended July 31, 1995. The loss of these or other principal customers could have a material adverse effect on the Company's operations and financial condition.

COMPETITION

     The personal protective equipment industry is highly fragmented, with industry participants ranging in size from small companies focusing on single types of personal protective equipment, to a few large multinational corporations which manufacture and supply many types of personal protective equipment. The Company believes that participants in the personal protective equipment industry compete primarily on the basis of product characteristics (such as design, style, fashion and functional performance), brand name recognition, service and, to a lesser extent, price. The Company enjoys certain economies of scale which are not available to smaller competitors. Nonetheless, other large competitors may enjoy similar economies of scale and may possess greater financial or other resources than the Company. Further, the smaller competitors in the industry may be able to recognize and capitalize on trends in their niche markets more quickly than the Company.

     To maintain its market position, the Company must be competitive in the area of brand image, distribution, design, style, customer service, quality and price. Individual competitors have advantages and strengths in different sectors of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of applications, delivery time and price. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not adversely affect its financial condition or operations.

INTELLECTUAL PROPERTY

     It is the Company's policy to protect its intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. Whenever possible, these rights are protected through the filing of applications for and registrations of trademarks and patents.

     The Company owns the trademark UVEX(R) for use in connection with protective eyewear and other safety products in all countries in North, Central and South America. Uvex Winter Optik GmbH ("Uvex Germany") has the right to use the UVEX(R) name in connection with sports products throughout the world and personal protective equipment products in countries outside of North, Central and South America. Pursuant to its agreement with Uvex Germany, the Company may sell personal protective equipment, including the astrospec family of products, under the UVEX(R) brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products, such as sunglasses or protective eyewear for sport activities, under the UVEX(R) brand name regardless of geographic area.

     The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights. The Company protects its trade secrets by requiring certain of its employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in certain circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. In addition, no assurance can be given that others will not independently develop substantially equivalent proprietary information and technologies, otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to unpatented trade secrets. Further, there can be no assurance that infringement or invalidity claims will not be asserted against the Company in the future. The costs of defending such claims, or an unfavorable determination with respect to litigation based on such claims, could have a material adverse effect on the Company's business and financial condition.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the costs of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. The Company's manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes its obligations to comply with environmental regulations will not have a material adverse effect on its business or financial condition.

EMPLOYEES

     At December 31, 1996, the Company employed 572 people on a full-time basis. Except for approximately 247 employees at Titmus, none of the Company's employees are represented by a labor union. Titmus is a party to a union contract with the United Steelworkers of America (AFL-CIO-CLC) which expires on September 13, 1997. The Company considers its relationship with its employees to be good and the Company has not experienced any work stoppages.

GOVERNMENT REGULATION AND INDUSTRIAL STANDARDS

     Government regulation mandating the use of personal protective equipment for certain job classifications and work site environments is the most significant factor in the creation of demand for personal protective equipment. OSHA generally regulates the workplace environments in which personal protective equipment must be worn and specifies the standards which such equipment must meet. The United States Mine Safety and Health Administration regulates respirators and personal protective equipment used in the mining industry. Additionally, the Company's products which are sold in Canada are subject to regulation by certain Canadian governmental agencies. The Company believes it has complied in all material respects with the regulations and standards of these agencies, and any non-material non-compliance with such regulations and standards in the past have not had a material effect on its business.

     The primary users of the Company's personal protective equipment products are industrial workers in the United States. As a result, decreases in general employment levels of industrial workers may have an adverse effect on the Company's sales. The Company's sales may also be adversely affected by changes in safety regulations covering industrial workers in the United States and in the level of enforcement of such regulations. Changes in regulations could reduce the need for and the utility of certain products manufactured by the Company.

     The United States and Canadian regulatory agencies each mandate that the Company's products meet performance standards established by private groups, such as the American National Standards Institute ("ANSI") and the Canadian Standards Association ("CSA"), respectively. The Company's eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. The Company maintains and operates on-site testing labs at its Smithfield, Rhode Island and Petersburg, Virginia facilities which are equipped to perform necessary tests.

     OSHA specifies that respiratory protective equipment must meet application-specific performance standards which are set by NIOSH. In order to achieve NIOSH approval, the Company maintains and operates an on-site lab at its Buchanan, Michigan facility which is equipped to conduct all necessary tests under the NIOSH standards, including gas testing and particulate testing.

SEGMENT INFORMATION

     For purposes of segment reporting, the Company considers its operations to be within a single industry.

MANAGEMENT

     The names, positions, ages and business experiences during the past five years of the executive officers of the Company as of March 1, 1997 are set forth below:

             NAME                         POSITION WITH THE COMPANY             AGE
------------------------------  ----------------------------------------------  ---
Walter Stepan.................  Vice Chairman, President and Chief Executive    58
                                Officer; Chairman, President and Chief
                                Executive Officer of Uvex Safety, Chairman of
                                Titmus, Chairman and Chief Executive Officer
                                of Pro Tech
Philip B. Barr, Jr............  Executive Vice President, Chief Financial       45
                                Officer, Treasurer and Secretary
Jeffrey T. Brown..............  Corporate Controller and Chief Accounting       37
                                Officer
Raymond R. Baker..............  Vice President -- Manufacturing of Uvex Safety  49
Thomas J. Goeltz..............  Senior Vice President -- Sales of Titmus        53
Philip M. Johnson.............  Vice President -- Research & Development,       47
                                Coatings and Quality Assurance of Uvex Safety
Michael Mancuso...............  President and Chief Executive Officer of        44
                                Titmus
Richard J. Masters............  Vice President -- Marketing of Titmus           54
Harry D. Neff, II.............  Vice President -- Sales of Uvex Safety;         50
                                President and Chief Operating Officer of
                                Pro-Tech
Richard F. Sustello...........  Vice President -- Marketing/Diversification of  40
                                Uvex Safety
Steven P. Tolisano............  Vice President -- Finance and Chief Financial   47
                                Officer of Uvex Safety

     Officers are elected annually by the Board of Directors of the respective entity and serve at the discretion of the Board.

     Mr. Stepan has been Vice Chairman of the Board, President and Chief Executive Officer of the Company since July 1995. Mr. Stepan has been President and Chief Executive Officer of Uvex Safety and its predecessors since 1988 and Chairman since June 1996. Mr. Stepan has been Chairman of the Board of Titmus since September 1995 and Chairman of the Board and Chief Executive Officer of Pro-Tech since March 1995. From 1966 until his employment by the predecessor of Uvex Safety, Mr. Stepan was employed by Uvex Winter Optik GmbH or entities under its common control (together "Uvex Germany") in various executive, sales and marketing capacities, including Vice President of Marketing and Sales and President and Chief Executive Officer of a retail optical chain affiliated with Uvex Germany. Mr. Stepan is also a director of Bacou S.A., Bacou Far East Ltd., Uvex Winter Optical, Inc. and Uvex Sports, Inc. Uvex Winter Optical, Inc. and Uvex Sports, Inc. are affiliates of Uvex Germany.

     Mr. Barr has been the Executive Vice President of the Company since October 1996 and has been Vice President and Chief Financial Officer of the Company since joining the Company in August 1995. From 1985 to 1995, Mr. Barr was a Partner of Edwards & Angell, the Company's general counsel.

     Mr. Brown has been Corporate Controller and Chief Accounting Officer of the Company since joining the Company in August 1995. Prior to joining the Company, Mr. Brown was a Senior Manager of KPMG Peat Marwick LLP, the Company's independent accountants. Mr. Brown was employed by KPMG Peat Marwick LLP from June 1982 to August 1995.

     Mr. Baker has been Vice President -- Manufacturing of Uvex Safety and its predecessors since 1991 and was Director of Manufacturing from 1989 to 1991. Prior to 1989, Mr. Baker was employed for 16 years by

Martin-Copeland Co., a manufacturer of high fashion opthalmic frames, where he served in various manufacturing capacities including Director of Engineering.

     Mr. Goeltz has been Senior Vice President -- Sales of Titmus since January 1997. Prior to January 1997, Mr. Goeltz was Vice President -- Sales and Marketing of Titmus since 1989. Mr. Goeltz has held various sales and marketing positions at Titmus since 1976.

     Mr. Johnson has been Vice President -- Research & Development, Coatings and Quality Assurance of Uvex Safety and its predecessors since August 1992. Mr. Johnson has been employed by Uvex Safety and its predecessors since November 1989. Prior to 1989, Mr. Johnson was employed in various capacities at Gentex Optics, Inc., a manufacturer of coatings for polycarbonate optical lenses, for 18 years, the last ten of which he served as general manager.

     Mr. Mancuso has been President and Chief Executive Officer of Titmus since January 1997. Prior to joining Titmus, Mr. Mancuso was an independent consultant to the Company since November 1, 1996. From May 1995 to November 1996, Mr. Mancuso was Vice President and General Manager of CP Clare Corp. From 1994 to May 1995, Mr. Mancuso was Vice President and General Manager of Imax Inc. Prior to 1994, Mr. Mancuso was President of Coto Wabash Corp. from 1992 to 1994.

     Mr. Masters joined Titmus in 1994 and has been Vice President -- Marketing of Titmus since December 1996. From 1991 to 1994, Mr. Masters was Vice President of Sales and Marketing of Swank Optical.

     Mr. Neff has been a Vice President of Uvex Safety and its predecessors since 1992 and has been President and Chief Operating Officer of Pro-Tech since March 1995. From 1990 to 1992, Mr. Neff was Director of Sales/Marketing of a predecessor to Uvex Safety. Prior to 1990, Mr. Neff spent 19 years in various sales and marketing positions at the Safety Products Division of American Optical Corporation, a manufacturer of personal protective equipment, including service as National Sales Manager.

     Mr. Sustello has been Vice President -- Marketing/Diversification of Uvex Safety since 1994. From 1993 to 1994, Mr. Sustello was Director of Marketing at Miller Equipment Company, a manufacturer of fall protection devices. From 1979 to 1993, Mr. Sustello held various positions with Willson Safety Products, a manufacturer of personal protective equipment.

     Mr. Tolisano has been Vice President -- Finance of Uvex Safety and its predecessors since 1988 and Chief Financial Officer since 1993. He joined a predecessor of Uvex Safety as Controller in 1980.

ITEM 2.  PROPERTIES

     The following table sets forth the location of the facilities which the Company owns or leases, the square footage and the principal function of each such facility.

                                 APPROXIMATE
           LOCATION             SQUARE FOOTAGE                       FUNCTION
------------------------------  --------------   ------------------------------------------------
Smithfield, Rhode Island(1)         127,000      Corporate headquarters; manufacturing, assembly,
                                                 warehousing and distribution facility for
                                                 uvex(R) brand products
Buchanan, Michigan(2)                26,000      Manufacturing, assembly, warehousing and
                                                 distribution facility for Pro-Tech(R) brand
                                                 products
Petersburg, Virginia                130,000      Manufacturing, assembly, warehousing and
                                                 distribution facility for Titmus(R) brand
                                                 products
Smithfield, Rhode Island             32,000      Warehousing facility for uvex(R) brand products
Shafer, Minnesota                       700      Regional sales office and administrative
                                                 operations

(1) The lease for this facility has been collaterally assigned to secure the Company's indebtedness under a credit facility with Citizens Savings Bank.

(2) During the fourth quarter of 1996 the Company elected to relocate the operations of ProTech from its present site in Buchanan, Michigan. The Buchanan property shown above is presently held for sale and the Company expects to dispose of the property during 1997.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol BACU. The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share.

     For information regarding the U.S. market, high and low quarterly sales prices and dividends, see Note 12 to the consolidated financial statements included in Item 8 herein. As of March 7, 1997 the closing price for the Company's common stock was $15 5/8 per share and there were approximately 31 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and its predecessor business for the periods indicated. Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31.

     Selected financial data for each of the years ended July 31, 1992, 1993, 1994 and 1995, the five months ended December 31, 1995, and the year ended December 31, 1996 was derived from financial statements of the Company and its predecessor business which were audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report with respect to the fiscal years ended July 31, 1994 and 1995, the five months ended December 31, 1995, and the year ended December 31, 1996 appears elsewhere herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere herein.

                                                       THE COMPANY                              PREDECESSOR BUSINESS
                              -------------------------------------------------------------   ------------------------
                                             FIVE MONTHS       YEAR ENDED                      AUGUST 1
                               YEAR ENDED       ENDED           JULY 31,         APRIL 16      TO APRIL     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   -----------------   TO JULY 31,       15,        JULY 31,
                                  1996         1995(1)      1995(2)    1994        1993          1993          1992
                              ------------   ------------   -------   -------   -----------   -----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales...................    $109,268       $ 36,827     $71,988   $53,927     $13,732       $23,523      $ 25,108
Cost of sales...............      47,355         18,525      31,016    22,186       7,097        11,261        13,500
                                --------       --------     -------   -------     -------       -------       -------
Gross profit................      61,913         18,302      40,972    31,741       6,635        12,262        11,608
Operating expenses:
  Selling...................      17,074          5,891       9,781     8,719       1,665         3,962         3,927
  General and
    administrative..........       9,176          2,609       4,080     3,206         859         1,690         2,166
  Amortization of
    intangibles.............       4,039          1,515       2,506     1,467         428            --            --
                                --------       --------     -------   -------     -------       -------       -------
         Total operating
           expenses.........      30,289         10,015      16,367    13,392       2,952         5,652         6,093
                                --------       --------     -------   -------     -------       -------       -------
Operating income............      31,624          8,287      24,605    18,349       3,683         6,610         5,515
Other expense (income),
  net.......................          45          1,054       1,287       333         116           (70)          255
                                --------       --------     -------   -------     -------       -------       -------
Income before income taxes
  and minority interest.....      31,579          7,233      23,318    18,016       3,567         6,680         5,260
Minority interest share of
  income....................          --             --       1,920     6,164       1,257            --            --
Income taxes(3).............      12,202          2,917       8,343     4,371         664         2,719           391
                                --------       --------     -------   -------     -------       -------       -------
Net income..................    $ 19,377       $  4,316     $13,055   $ 7,481     $ 1,646       $ 3,961      $  4,869
                                ========       ========     =======   =======     =======       =======       =======
Net income per common and
  common equivalent
  share(4)(5)...............    $   1.18       $   0.31     $  0.94   $  0.57     $  0.12
Weighted average common and
  common equivalent
  shares....................      16,436         13,860      13,860    13,167      13,167

                                                       THE COMPANY                              PREDECESSOR BUSINESS
                                             FIVE MONTHS                                       AUGUST 1
                               YEAR ENDED       ENDED          YEAR ENDED        APRIL 16      TO APRIL     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,       JULY 31,        TO JULY 31,       15,        JULY 31,
                                  1996         1995(1)      1995(2)    1994        1993          1993          1992
                                --------       --------     -------   -------     -------       -------      -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END
  OF PERIOD):
Working capital.............    $ 40,153       $  4,406     $11,838   $13,856     $ 8,601                    $  6,709
Total assets................     125,109        104,469      76,526    51,173      38,715                      13,982
Total debt..................          --         49,000      27,800     9,170      11,420                          --
Stockholders' equity........     112,407         45,698      41,382    28,327      19,646                      11,069

---------------

(1) Includes the operating results of Titmus Optical, Inc. from September 29, 1995.

(2) Includes the operating results of Pro-Tech Respirators, Inc. from March 31, 1995. Amounts also reflect the acquisition of a one-third minority interest in the business of Uvex Safety, Inc. effective October 31, 1994.

(3) Income tax expense was reduced by approximately $767 during the fiscal year that ended July 31, 1992 as a result of net operating loss carry forwards that were utilized during that period.

(4) Computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

(5) There were no cash dividends declared or paid by the Company during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the selected financial data, all appearing elsewhere herein.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     Statements contained in this discussion or elsewhere herein that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, continued availability and favorable pricing of raw materials, the effect of any work stoppages, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal periods. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

BACKGROUND

     Effective August 1, 1995 the Company changed its fiscal year end from July 31 to December 31. The following discussion compares operating results for the fiscal year ended December 31, 1996 and the fiscal years ended July 31, 1995 and 1994. A separate discussion has also been included that compares operating results for the transition period, August 1, 1995 to December 31, 1995, with the comparable five-month period in 1994.

     The Company acquired the business of Pro-Tech Respirators, Inc. effective March 31, 1995 for approximately $6.8 million, and the Company acquired all of the outstanding capital stock of Titmus Optical, Inc. effective September 29, 1995 for approximately $27.3 million (collectively, the "Acquisitions"). Operating results of Pro-Tech and Titmus have been included in the consolidated financial statements of the

Company for periods subsequent to their respective acquisition dates. The Company also acquired a one-third interest in the business of Uvex Safety (the "Minority Interest Acquisition") effective October 31, 1994.

     In March 1996 the Company completed an initial public offering of its common stock. Proceeds from the sale of 3,450,000 shares, totalling $47.3 million net of expenses of issuance, were used primarily to repay outstanding bank indebtedness.

RESULTS OF OPERATIONS

     The following table presents selected operating data of the Company and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

                                               YEAR ENDED
                                              DECEMBER 31,         YEAR ENDED          YEAR ENDED
                                                  1996            JULY 31, 1995       JULY 31, 1994
                                            ----------------     ---------------     ---------------
Net sales.................................  $109,268   100.0%    $71,988   100.0%    $53,927   100.0%
Cost of sales.............................    47,355    43.3      31,016    43.1      22,186    41.1
                                            --------   -----     -------   -----     -------   -----
Gross profit..............................    61,913    56.7      40,972    56.9      31,741    58.9
                                            --------   -----     -------   -----     -------   -----
Operating expenses:
Selling...................................    17,074    15.6       9,781    13.6       8,719    16.2
General and administrative................     9,176     8.4       4,080     5.6       3,206     6.0
Amortization of intangibles...............     4,039     3.7       2,506     3.5       1,467     2.7
                                            --------   -----     -------   -----     -------   -----
Total operating expenses..................    30,289    27.7      16,367    22.7      13,392    24.9
                                            --------   -----     -------   -----     -------   -----
Operating income..........................    31,624    29.0      24,605    34.2      18,349    34.0
Other expense, net........................        45     0.1       1,287     1.8         333     0.6
                                            --------   -----     -------   -----     -------   -----
Income before income taxes and minority
  interest................................    31,579    28.9      23,318    32.4      18,016    33.4
Minority interest share of income.........        --      --       1,920     2.7       6,164    11.4
Income taxes..............................    12,202    11.2       8,343    11.6       4,371     8.1
                                            --------   -----     -------   -----     -------   -----
Net income................................  $ 19,377    17.7%    $13,055    18.1%    $ 7,481    13.9%
                                            ========   =====     =======   =====     =======   =====

  Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended July 31,
1995

     Net Sales. Net sales increased 51.8% from $72.0 million for the year ended July 31, 1995 to $109.3 million for the year ended December 31, 1996. This increase was primarily the result of inclusion of the operations of Titmus. Sales of non-prescription eyewear, including sales of products introduced late in the second quarter of 1996, also contributed to increased sales during 1996. Net sales were reduced by the effect of the discontinuation of original equipment manufacture (OEM) sales of ski goggles and sales of a certain respiratory product line. Export sales, including export sales of Titmus, increased by 89% from the 1995 period to the 1996 period. Export sales represented 7.3% of net sales in the 1996 period and 5.8% of net sales in the 1995 period.

     In connection with the acquisition of Titmus from Carl Zeiss, Inc., the Company agreed to utilize the seller's laboratory services for the continued production of completed prescription eyewear, including corrective lenses, for approximately one year following the closing. During the fourth quarter of 1996, concurrent with the expiration of this arrangement, the Company withdrew from the business of selling completed prescription eyewear. During the nine months ended September 30, 1996, the Company's net sales included sales of completed prescription eyewear (frames and corrective lenses) totaling approximately $3.0 million.

     Cost of Sales. Cost of sales increased 52.7% from $31.0 million for the year ended July 31, 1995 to $47.4 million for the year ended December 31, 1996. The increase was primarily attributable to increased sales volume resulting from the acquisition of Titmus, which was partially offset by reduced costs associated with the discontinuation of ski goggle and respiratory products discussed above.

     Gross Profit. Gross profit increased 51.1% from $41.0 million for the year ended July 31, 1995 to $61.9 million for the year ended December 31, 1996. As a percentage of net sales, gross profit was 56.7% in 1996 and 56.9% in 1995. Excluding the effect of purchase accounting adjustments, gross profit as a percentage of net sales would have been 59.3% in the 1995 period. The Company's consolidated gross margin declined from the 1995 period to the 1996 period as a result of including the operations of Titmus, which have lower gross margins than the combined gross margin of the Company's other subsidiaries. The decrease in consolidated gross margin resulting from the acquisition of Titmus was offset in part by labor and other cost reductions at other subsidiaries.

     Selling Expenses. Selling expenses increased 74.6% from $9.8 million for the year ended July 31, 1995 to $17.1 million for the year ended December 31, 1996. The increase resulted primarily from inclusion of the operations of Titmus.

     General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the year ended July 31, 1995 to $9.2 million for the year ended December 31, 1996. The increase resulted primarily from inclusion of the operations of Titmus and to a lesser extent from additional administrative costs which became necessary as a result of Bacou USA, Inc. becoming a public reporting company.

     Amortization of Intangibles. Amortization of intangibles increased 61.2% from $2.5 million for the year ended July 31, 1995 to $4.0 million for the year ended December 31, 1996. This increase was due primarily to amortization of intangible assets recorded in connection with the Acquisitions.

     Operating Income. As a result of the foregoing, the Company's operating income increased 28.5% from $24.6 million for the year ended July 31, 1995 to $31.6 million for the year ended December 31, 1996.

     Other Expense, Net. Other expense, net was $1.3 million for the year ended July 31, 1995 and $0.05 million for the year ended December 31, 1996. The 1995 period included net interest expense which totaled $1.5 million. Indebtedness of the Company was repaid in full by April 1996, primarily from proceeds of the Company's initial public offering, and therefore net interest expense during the 1996 period was reduced to $0.4 million.

     Minority Interest Share of Income. The minority interest share of income represented the income attributable to the holder of the one-third minority interest in Uvex Safety. Subsequent to October 31, 1994, the Company has owned the entire business of Uvex Safety. As a result, no minority interest share of income has been recorded for any periods after October 31, 1994.

     Income Taxes. The Company's effective income tax rate approximated 39.0% during both periods, and was higher than the federal statutory rate due primarily to state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by 48.4% from $13.1 million for the year ended July 31, 1995 to $19.4 million for the year ended December 31, 1996.

  Fiscal Year Ended July 31, 1995 Compared to Fiscal Year Ended July 31, 1994

     Net Sales. Net sales increased 33.5% from $53.9 million in fiscal 1994 to $72.0 million in fiscal 1995, principally as a result of increases in the volume of units shipped. Net sales increased by $1.5 million from 1994 to 1995 as a result of the acquisition of Pro-Tech.

     Sales volume grew primarily due to increased customer demand for the astrospec family of eyewear products and the ongoing introduction of several product variations within the astrospec family product line. Net sales of the astrospec family of products accounted for 84.4% of the growth in net sales from 1994 to 1995. Export sales represented 5.8% of net sales in 1995 and 4.4% of net sales in 1994.

     Cost of Sales. Cost of sales increased 39.8% from $22.2 million in 1994 to $31.0 million in 1995. The increase was primarily attributable to increased sales volume. Increases in manufacturing wages during these periods were offset by workforce reductions resulting from automation. In addition, costs of polycarbonate resin, the primary raw material for manufacturing non-prescription protective eyewear lenses, increased in the second half of fiscal 1995.

     Gross Profit. Gross profit increased 29.1% from $31.7 million in 1994 to $41.0 million in 1995. As a percentage of net sales, gross profit was 58.9% in 1994 and 56.9% in 1995. In connection with the Minority Interest Acquisition and the Company's acquisition of Pro-Tech, acquired inventories were adjusted to fair values. Gross profit was reduced by approximately $1.7 million in 1995 as a result of adjustments to acquired inventories that were sold and charged to cost of sales. Excluding the effect of these purchase accounting adjustments, gross profit as a percentage of net sales would have been 59.3% in 1995.

     Selling Expenses. Selling expenses increased 12.2% from $8.7 million in 1994 to $9.8 million in 1995. The increase was attributable to increases in the Company's advertising and promotion budget, as well as additional compensation and shipping expenses resulting from greater sales volume during the 1995 period.

     General and Administrative Expenses. General and administrative expenses increased 27.3% from $3.2 million in 1994 to $4.1 million in 1995. The increase was primarily due to increased compensation as a result of bonuses based upon the profitability of the Company.

     Amortization of Intangibles. Amortization of intangibles increased 70.8% from $1.5 million in 1994 to $2.5 million in 1995. The increase was due to amortization of intangible assets recorded in connection with the Minority Interest Acquisition and the acquisition of Pro-Tech.

     Operating Income. As a result of the foregoing, the Company's operating income increased 34.1% from $18.3 million in 1994 to $24.6 million in 1995.

     Other Expense, Net. Other expense, net, primarily interest expense, was $0.3 million in 1994 and $1.3 million in 1995. Net interest expense totaled $0.3 million in 1994 and $1.5 million in 1995. Increases in net interest expense were the result of increased borrowings to finance acquisitions during these periods.

     Minority Interest Share of Income. As discussed above, no minority interest share of income was recorded for periods subsequent to October 31, 1994.

     Income Taxes. The Company's effective income tax rate was 36.9% in 1994 and 39.0% in 1995. The effective rates were higher than the federal statutory rate due primarily to state and local income taxes, offset partially in 1994 as a result of benefits derived from purchase accounting adjustments.

     Net Income. Net income increased 74.5% from $7.5 million in 1994 to $13.1 million in 1995. The increase was primarily attributable to the Minority Interest Acquisition as well as changes in operating results discussed above.

  Five Months Ended December 31, 1995 Compared to Five Months Ended December 31, 1994

     The following table presents selected operating data of the Company and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

                                                              FIVE MONTHS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                                1995                  1994
                                                          -----------------     -----------------
Net sales...............................................  $36,827     100.0%    $27,859     100.0%
Cost of sales...........................................   18,525      50.3      12,693      45.6
                                                          -------     -----     -------     -----
Gross profit............................................   18,302      49.7      15,166      54.4
Operating expenses:
  Selling...............................................    5,891      16.0       3,808      13.7
  General and administrative............................    2,609       7.1       1,709       6.1
  Amortization of intangibles...........................    1,515       4.1         828       3.0
                                                          -------     -----     -------     -----
          Total operating expenses......................   10,015      27.2       6,345      22.8
                                                          -------     -----     -------     -----
Operating income........................................    8,287      22.5       8,821      31.6
Other expense, net......................................    1,054       2.9         211       0.7
                                                          -------     -----     -------     -----
Income before income taxes and minority interest........    7,233      19.6       8,610      30.9
Minority interest share of income.......................       --        --       1,920       6.9
Income taxes............................................    2,917       7.9       2,609       9.4
                                                          -------     -----     -------     -----
Net income..............................................  $ 4,316      11.7%    $ 4,081      14.6%
                                                          =======     =====     =======     =====

     Net Sales. Net sales increased 32.2% from $27.9 million for the five months ended December 31, 1994 to $36.8 million for the five months ended December 31, 1995. This increase was primarily the result of inclusion of the operations of Pro-Tech and Titmus for five months and three months, respectively, and to a lesser extent increased sales of the astrospec family of products. Export sales represented 6.8% of net sales in the 1995 period and 4.5% of net sales in the 1994 period.

     During the 1995 period, the Company discontinued OEM sales of ski goggles and sales of a certain respiratory product line. Such product lines were discontinued to allow the Company to concentrate its managerial and financial resources on more profitable personal protective equipment product lines. Excluding sales of the discontinued product lines, net sales increased 40.1% from $25.7 million for the 1994 period to $36.0 million for the 1995 period. Net sales of the discontinued product lines, totaling $4.6 million during fiscal 1995, were substantially eliminated during the 1996 calendar year.

     Cost of Sales. Cost of sales increased 45.9% from $12.7 million for the five months ended December 31, 1994 to $18.5 million for the five months ended December 31, 1995. The increase was primarily attributable to acquisition related adjustments (see "Gross Profit" below), increased sales volume and, to a lesser extent, higher raw material costs. The increase in raw material costs was the result of price increases for polycarbonate resin, the primary raw material for manufacturing non-prescription protective eyewear lenses.

     Gross Profit. Gross profit increased 20.7% from $15.2 million for the five months ended December 31, 1994 to $18.3 million for the five months ended December 31, 1995. As a percentage of net sales, gross profit was 54.4% in 1994 and 49.7% in 1995. In connection with the Minority Interest Acquisition and the acquisition of Titmus, acquired inventories were adjusted to fair values. Gross profit was reduced by approximately $1.1 million in the 1994 period and by approximately $2.5 million in the 1995 period as a result of adjusted inventories that were sold and charged to cost of sales. Excluding the effect of these purchase accounting adjustments, gross profit as a percentage of net sales would have been 58.2% in 1994 and 56.4% in 1995.

     Selling Expenses. Selling expenses increased 54.7% from $3.8 million for the five months ended December 31, 1994 to $5.9 million for the five months ended December 31, 1995. The increase resulted primarily from the Acquisitions.

     General and Administrative Expenses. General and administrative expenses increased 52.7% from $1.7 million for the five months ended December 31, 1994 to $2.6 million for the five months ended December 31, 1995. The increase resulted primarily from the Acquisitions and to a lesser extent from the addition of employees at Bacou USA, Inc.

     Amortization of Intangibles. Amortization of intangibles increased 83.0% from $0.8 million for the five months ended December 31, 1994 to $1.5 million for the five months ended December 31, 1995. This increase is due to amortization of intangible assets recorded in connection with the Minority Interest Acquisition and the Acquisitions.

     Operating Income. As a result of the foregoing, the Company's operating income decreased 6.1% from $8.8 million for the five months ended December 31, 1994 to $8.3 million for the five months ended December 31, 1995. Excluding the effect of purchase accounting adjustments for inventory (see "Gross Profit" above), operating income would have been $9.9 million for the 1994 period and $10.7 million for the 1995 period.

     Other Expense, Net. Other expense, net was $0.2 million and $1.1 million for the five months ended December 31, 1994 and 1995, respectively. These amounts included net interest expense which totaled $0.3 million and $1.1 million, respectively. The increase resulted from additional borrowings to finance the Minority Interest Acquisition and the Acquisitions.

     Minority Interest Share of Income. As discussed above, no minority interest share of income was recorded for periods subsequent to October 31, 1994.

     Income Taxes. The Company's effective income tax rate was 39.0% and 40.3% for the five months ended December 31, 1994 and 1995, respectively. The effective rates were higher than the federal statutory rate due primarily to state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by 5.8% from $4.1 million for the five months ended December 31, 1994 to $4.3 million for the five months ended December 31, 1995.

EFFECTS OF INFLATION

     Inflation during recent years has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     Gross cash flow (net income plus non-cash items) increased $8.1 million from $19.9 million during the fiscal year ended July 31, 1995 to $28.0 million during the fiscal year ended December 31, 1996. Net cash provided by operating activities (gross cash flow adjusted by working capital changes) increased from $20.4 million during 1995 to $32.4 million during 1996. As of December 31, 1996, the Company had cash and cash equivalents equal to $21.0 million, invested primarily in auction variable rate municipal securities and government money market funds.

     Cash used in investing activities decreased from $41.2 million for the year ended July 31, 1995 to $10.9 million for the year ended December 31, 1996. The 1995 period includes payments for the acquisition of the one-third interest in Uvex Safety and the acquisition of Pro-Tech, including direct costs of acquisition but net of cash acquired, totaling approximately $36.5 million. Capital expenditures totaled $4.6 million in the 1995 period and $10.7 million in the 1996 period. Increased capital spending in the 1996 period is a result of the construction of a new manufacturing facility for Titmus, at a cost of approximately $6.0 million. Cash used in investing activities during the five months ended December 31, 1995 totaled $28.0 million and included net cash used for the acquisition of Titmus equal to $26.2 million.

     At December 31, 1996 the Company had commitments outstanding for the purchase of machinery and equipment totaling approximately $1.2 million. The Company anticipates its capital spending in 1997 (excluding acquisitions) will approximate $5.0 - 7.0 million.

     The Company had aggregate indebtedness of $49.0 million at December 31, 1995, of which $45.0 million was indebtedness to a foreign commercial bank and $4.0 million was indebtedness to a domestic commercial bank. Such indebtedness was incurred in connection with the Acquisitions and the Minority Interest Acquisition. During the first quarter of 1996, indebtedness to the domestic commercial bank was repaid from cash provided by operations. During April 1996 the Company completed an initial public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriting discounts and expenses of issuance, totaled $47.3 million and were used to repay total indebtedness to the foreign commercial bank.

     To supplement cash flow provided by operating activities, the Company maintains a $3.0 million revolving credit facility which is available for use by a wholly-owned subsidiary for its general working capital purposes. The revolving credit facility is subject to annual renewal and presently expires May 31, 1997; however, management believes the Company will be able to renew this facility for satisfactory periods after that date. The Company also has $8.0 million available under a term credit facility with a domestic commercial bank which can be used for general corporate and other working capital requirements of a wholly-owned subsidiary. No amounts were outstanding under either facility as of December 31, 1996; however, as described below, the Company borrowed $8.0 million in March 1997. Both credit facilities require the Company to maintain a ratio of tangible net worth to total liabilities of not less than 1.0 to 1.0. The Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures and to fund the Company's operating needs during 1997.

     The Company is pursuing a business strategy which includes acquisitions as an important element. In late 1996, the Company reached an agreement in principle to purchase Survivair, Inc. and the InterSpiro group of companies which manufacture and distribute respiratory protective equipment.. The Company expects the Survivair the transaction to be closed during the second quarter of 1997 but does not expect the Interspiro transaction to be consummated. In connection with the Survivair acquisition the Company borrowed $8.0 million under a term credit facility on March 22, 1997, which the Company believes will be the only borrowings required for this transaction. However, The Company may be required to negotiate additional borrowing facilities and additional indebtedness may be incurred in order to fund this acquisition and other new investments, if any, resulting from its acquisition strategy.

SEASONALITY

     The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity and with annual weather patterns. Historically, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months, resulting in planned inventory reductions by major distributors. In addition to seasonality, the Company's business has been variable period to period due to other factors, including promotional activity undertaken by the Company in response to competitive pressures, market demand, production capacity, inventory levels and other considerations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       -----
Independent Auditors' Report.........................................................     20
Consolidated Balance Sheets..........................................................     21
Consolidated Statements of Income....................................................     22
Consolidated Statements of Stockholders' Equity......................................     23
Consolidated Statements of Cash Flows................................................     24
Notes to Consolidated Financial Statements...........................................  25-34

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year ended December 31, 1996, for the five months ended December 31, 1995, and for the fiscal years ended July 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacou USA, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the fiscal year ended December 31, 1996, for the five months ended December 31, 1995, and for the fiscal years ended July 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 14, 1997

                        BACOU USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................  $ 21,033,261     $  1,210,247
  Trade accounts receivable, net................................    10,500,190       10,803,126
  Inventories...................................................    17,483,418       18,205,258
  Prepaid expenses..............................................       992,174        1,383,206
  Recoverable income taxes......................................            --          442,872
  Deferred income taxes.........................................       762,000          762,194
                                                                  ------------     ------------
          Total current assets..................................    50,771,043       32,806,903
                                                                  ------------     ------------
Property and equipment, net.....................................    27,069,129       20,235,652
Intangible assets, net..........................................    47,268,964       51,426,859
                                                                  ------------     ------------
          Total assets..........................................  $125,109,136     $104,469,414
                                                                  ============     ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt........................  $         --     $ 20,000,000
  Accounts payable..............................................     4,015,904        3,590,939
  Accrued compensation and benefits.............................     3,162,699        1,934,794
  Other accrued expenses........................................     1,786,473        2,874,986
  Income taxes payable..........................................     1,652,808               --
                                                                  ------------     ------------
          Total current liabilities.............................    10,617,884       28,400,719
                                                                  ------------     ------------
Long-term debt, excluding current installments..................            --       29,000,000
Deferred income taxes...........................................     2,084,000        1,370,494
                                                                  ------------     ------------
          Total liabilities.....................................    12,701,884       58,771,213
                                                                  ------------     ------------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
     no shares issued and outstanding...........................            --               --
  Common stock, $.001 par value, 25,000,000 shares authorized,
     17,312,200 shares in 1996 and 13,860,000 shares in 1995
     issued
     and outstanding............................................        17,312           13,860
  Additional paid-in capital....................................    66,514,906       19,186,140
  Retained earnings.............................................    45,875,034       26,498,201
                                                                  ------------     ------------
          Total stockholders' equity............................   112,407,252       45,698,201
                                                                  ------------     ------------
          Total liabilities and stockholders' equity............  $125,109,136     $104,469,414
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        FIVE MONTHS
                                                           ENDED
                                        YEAR ENDED       DECEMBER          YEARS ENDED JULY 31,
                                       DECEMBER 31,         31,         ---------------------------
                                           1996            1995            1995            1994
                                       ------------     -----------     -----------     -----------
Net sales............................  $109,267,664     $36,827,039     $71,987,838     $53,926,887
Cost of sales........................    47,354,612      18,524,750      31,016,389      22,185,591
                                       -------------    ------------    ------------    ------------
          Gross profit...............    61,913,052      18,302,289      40,971,449      31,741,296
                                       -------------    ------------    ------------    ------------
Operating expenses:
  Selling............................    17,074,478       5,891,489       9,781,321       8,719,313
  General and administrative.........     9,175,637       2,609,536       4,079,836       3,206,355
  Amortization of intangible
     assets..........................     4,039,351       1,514,552       2,505,585       1,466,957
                                       -------------    ------------    ------------    ------------
          Total operating expenses...    30,289,466      10,015,577      16,366,742      13,392,625
                                       -------------    ------------    ------------    ------------
Operating income.....................    31,623,586       8,286,712      24,604,707      18,348,671
                                       -------------    ------------    ------------    ------------
Other expenses (income):
  Interest expense:
     Bacou, S.A. ....................            --         409,155         883,724              --
     Other...........................       895,629         771,052         820,888         410,703
                                       -------------    ------------    ------------    ------------
                                            895,629       1,180,207       1,704,612         410,703
  Interest income....................      (522,258)        (86,963)       (238,047)       (123,182)
  Other..............................      (328,548)        (39,672)       (179,761)         45,155
                                       -------------    ------------    ------------    ------------
          Total other expense, net...        44,823       1,053,572       1,286,804         332,676
                                       -------------    ------------    ------------    ------------
Income before income taxes and
  minority interest..................    31,578,763       7,233,140      23,317,903      18,015,995
Minority interest share of income....            --              --       1,920,020       6,163,939
                                       -------------    ------------    ------------    ------------
Income before income taxes...........    31,578,763       7,233,140      21,397,883      11,852,056
Income taxes.........................    12,201,930       2,916,684       8,343,000       4,371,000
                                       -------------    ------------    ------------    ------------
  Net income.........................  $ 19,376,833     $ 4,316,456     $13,054,883     $ 7,481,056
                                       =============    ============    ============    ============
Net income per common and common
  equivalent share...................  $       1.18     $      0.31     $      0.94     $      0.57
                                       =============    ============    ============    ============
Weighted average common and common
  equivalent shares..................    16,436,125      13,860,000      13,860,000      13,167,000
                                       =============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ADDITIONAL                         TOTAL
                                          COMMON        PAID-IN        RETAINED       STOCKHOLDERS'
                                           STOCK        CAPITAL        EARNINGS          EQUITY
                                          -------     -----------     -----------     ------------
Balances at July 31, 1993...............  $ 1,386     $17,998,614     $ 1,645,806     $ 19,645,806
Stock dividend..........................   11,781         (11,781)             --               --
Common stock subscribed.................      693       1,199,307              --        1,200,000
Net income..............................       --              --       7,481,056        7,481,056
                                          -------     -----------     -----------     ------------
Balances at July 31, 1994...............   13,860      19,186,140       9,126,862       28,326,862
Net income..............................       --              --      13,054,883       13,054,883
                                          -------     -----------     -----------     ------------
Balances at July 31, 1995...............   13,860      19,186,140      22,181,745       41,381,745
Net income..............................       --              --       4,316,456        4,316,456
                                          -------     -----------     -----------     ------------
Balances at December 31, 1995...........   13,860      19,186,140      26,498,201       45,698,201
Proceeds from issuance of 3,450,000
  shares of common stock, net of
  expenses of
  issuance..............................    3,450      47,294,483              --       47,297,933
Stock options exercised.................        2          34,283              --           34,285
Net income..............................       --              --      19,376,833       19,376,833
                                          -------     -----------     -----------     ------------
Balances at December 31, 1996...........  $17,312     $66,514,906     $45,875,034     $112,407,252
                                          =======     ===========     ===========     ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FIVE MONTHS
                                                   YEAR ENDED        ENDED           YEARS ENDED JULY 31,
                                                  DECEMBER 31,    DECEMBER 31,    ---------------------------
                                                      1996            1995            1995           1994
                                                  ------------    ------------    ------------    -----------
Cash flows from operating activities:
  Net income....................................  $ 19,376,833    $  4,316,456    $ 13,054,883    $ 7,481,056
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...............     7,511,522       2,645,090       4,373,345      2,703,387
    Deferred income taxes.......................       713,700        (140,126)        574,651        317,000
    Loss (gain) on sale or write down of
      assets....................................       362,627              --         (66,583)       218,816
    Minority share of income....................            --              --       1,920,020      6,163,939
    Change in assets and liabilities, net of
      effects of acquired companies:
      Trade accounts receivable.................       302,936       1,279,249       1,077,403     (3,356,855)
      Inventories...............................       721,840       1,512,487      (1,273,816)    (1,343,713)
      Prepaid expenses..........................       391,032        (756,863)        (71,416)       693,602
      Accounts payable..........................       424,965        (819,519)        231,456        489,768
      Accrued expenses..........................       476,986      (1,941,394)         19,109      1,690,966
      Income taxes..............................     2,095,680      (1,447,310)        555,808        346,000
                                                  ------------    ------------    ------------    -----------
         Net cash provided by operating
           activities...........................    32,378,121       4,648,070      20,394,860     15,403,966
                                                  ------------    ------------    ------------    -----------
Cash flows from investing activities:
  Capital expenditures..........................   (10,668,275)     (1,822,281)     (4,634,224)    (4,688,629)
  Acquisition of businesses, including direct
    costs of acquisition, net of cash
    acquired....................................      (219,050)    (26,156,395)    (36,533,672)            --
                                                  ------------    ------------    ------------    -----------
         Net cash used in investing
           activities...........................   (10,887,325)    (27,978,676)    (41,167,896)    (4,688,629)
                                                  ------------    ------------    ------------    -----------
Cash flows from financing activities:
  Repayment of long-term debt...................   (49,000,000)    (18,800,000)    (17,370,000)    (2,250,000)
  Proceeds from long-term debt..................            --      40,000,000      36,000,000             --
  Proceeds from issuance of common stock, net of
    expenses....................................    47,332,218              --       1,200,000             --
  Distributions to Uvex Distribution, Inc.......            --              --      (3,175,884)    (3,228,657)
                                                  ------------    ------------    ------------    -----------
         Net cash provided by (used in)
           financing activities.................    (1,667,782)     21,200,000      16,654,116     (5,478,657)
                                                  ------------    ------------    ------------    -----------
Net increase (decrease) in cash and cash
  equivalents...................................    19,823,014      (2,130,606)     (4,118,920)     5,236,680
Cash and cash equivalents at beginning of
  period........................................     1,210,247       3,340,853       7,459,773      2,223,093
                                                  ------------    ------------    ------------    -----------
Cash and cash equivalents at end of period......  $ 21,033,261    $  1,210,247    $  3,340,853    $ 7,459,773
                                                  ============    ============    ============    ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest......  $    916,938    $  1,158,898    $  1,704,612    $   410,703
                                                  ============    ============    ============    ===========
  Cash paid during the period for income
    taxes.......................................  $  9,427,330    $  4,520,000    $  7,303,000    $ 3,708,000
                                                  ============    ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Business and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Bacou USA, Inc. (Bacou) and its wholly owned subsidiaries (together the Company), including its operating subsidiaries Uvex Safety, Inc. (Uvex Safety), Titmus Optical, Inc. (Titmus, acquired effective September 29, 1995), and Pro-Tech Respirators, Inc. (Pro-Tech, acquired effective March 31, 1995). Bacou S.A., a company domiciled in Valence, France, owns a controlling interest (approximately 73% at December 31, 1996) in Bacou. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the 1996 presentation.

     The business of Uvex Safety was conducted by Uvex Distribution, Inc. (the Predecessor Business) until April 15, 1993. On April 15, 1993, the Company acquired a two-thirds interest in such business. On October 31, 1994, the Company acquired the remaining one-third interest and became the sole owner of the business.

     The Company manufactures and distributes personal protective products, including non-prescription protective eyewear, frames for prescription eyewear and respiratory protection equipment. For purposes of segment reporting, the Company considers its operations to be within a single industry. The Company relies on single sources for the supply of several raw materials, including polycarbonate resin, the primary raw material for production of the Company's non-prescription lenses. The loss of any such source, any disruption in such source's business or failure by it to meet the Company's needs on a timely basis could cause shortages in raw materials and could have a material adverse affect on the Company's results of operations. The Company has 247 employees (representing approximately 43% of total employees) that are covered under a collective bargaining agreement that expires September 13, 1997.

  (b) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 included auction rate variable municipal securities and government money market funds.

  (c) Revenue and Trade Receivables

     The Company recognizes revenue upon shipment of merchandise to its customers. The Company's sales are primarily domestic (export sales represented 7.3% of net sales in 1996), with customers located throughout the United States. Pursuant to an agreement with the previous owner of the Predecessor Business, the Company may sell personal protective equipment under the uvex(TM) brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products such as sunglasses or protective eyewear for sports activities under the uvex(TM) brand name regardless of geographic area.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate. The allowance for doubtful accounts was $791,531 at December 31, 1996 and $656,745 at December 31, 1995.

     There were no sales to any individual customer during the year ended December 31, 1996 that represented 10% or more of consolidated sales. The Company had sales to two customers that individually totaled approximately $8,800,000 and $7,300,000 during the year ended July 31, 1995, or 12% and 10% of total sales during that period.

                        BACOU USA, INC. AND SUBSIDIARIES

  (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories include the cost of raw materials, direct labor and manufacturing overhead.

  (e) Property and Equipment

     Property and equipment is stated at cost, except for property and equipment acquired in connection with purchase business combinations, which is recorded at fair value on the acquisition date. Assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

  (f) Intangible Assets

     Intangible assets consist principally of customer relationships, acquired technology, and goodwill. Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with purchase business combinations. Intangible assets are amortized using the straight-line method over the estimated periods benefited.

     The Company evaluates impairment of intangible assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Recoverability of intangible assets is determined based upon the excess of carrying amounts over expected future cash flows (undiscounted) of the underlying business or product line. The assessment of the recoverability of intangible assets will be impacted if estimated future cash flows are not achieved.

  (g) Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Foreign Currency

     The Company periodically enters into forward foreign exchange contracts in connection with raw material purchases denominated in foreign currencies. Other than these contracts, the Company has no other involvement with derivative financial instruments. Transaction gains and losses on these contracts are included in determining operating income. The Company had no open currency contracts at December 31, 1996. Gains and losses recorded during 1996, 1995 and 1994 were not material.

  (i) Employee Benefit Plans

     The Company sponsors various defined contribution plans that cover substantially all employees. Titmus sponsors a defined benefit pension plan for bargaining employees, which is funded in accordance with the requirements of the Employee Retirement Income Security Act, and has assets that consist principally of bank mutual funds. Pursuant to certain stock incentive plans, the Company has granted stock options to key employees and to non-employee directors. The Company accounts for stock option grants using the intrinsic value based method.

                        BACOU USA, INC. AND SUBSIDIARIES

  (j) Financial Instruments

     Financial instruments of the Company at December 31, 1996 consist of cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

  (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (l) Change in Fiscal Year

     Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31. The consolidated results of operations and cash flows for the five months ended December 31, 1995 are not necessarily indicative of results that would be expected for a full year.

  (m) Net Income per Common and Common Equivalent Share

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

     In April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares were used to repay outstanding bank indebtedness. Assuming the aforementioned sale of common stock and repayment of debt occurred effective January 1, 1996, supplementary net income per common and common equivalent share for the year ended December 31, 1996 would have been $1.15 based upon 17,342,303 weighted average common and common equivalent shares.

(2)  ACQUISITIONS

     In late 1996, the Company reached an agreement in principle to purchase Survivair, Inc. of Santa Ana, California, which manufactures and distributes respiratory protective equipment including industrial respirators and self-contained breathing apparatus for the industrial and fire markets. The Company expects the transaction to be closed during the second quarter of 1997. In connection with this negotiation the Company borrowed $8.0 million under a lease credit facility on March 27, 1997.

(3)  INVENTORIES

     Inventories consist of the following at December 31:

                                                                   1996            1995
                                                                -----------     -----------
    Raw materials and supplies................................  $ 6,005,983     $ 7,655,184
    Work-in-process...........................................    2,092,083       2,824,696
    Finished goods............................................    9,385,352       7,725,378
                                                                -----------     -----------
                                                                $17,483,418     $18,205,258
                                                                ===========     ===========

                        BACOU USA, INC. AND SUBSIDIARIES

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                    ESTIMATED
                                                     USEFUL
                                                  LIVES (YEARS)        1996            1995
                                                  -------------     -----------     -----------
    Machinery and equipment.....................        5-10        $16,827,422     $14,666,121
    Dies and molds..............................           5          6,517,980       5,279,603
    Building and leasehold improvements.........       10-40          7,040,658       1,113,886
    Furniture and fixtures......................          10            987,616         726,965
    Computer equipment..........................           5          1,597,189       1,284,054
    Vehicles....................................           3            170,020         170,020
    Deposits on machinery and equipment.........                      1,123,721         720,427
                                                                    -----------     -----------
                                                                     34,264,606      23,961,076
    Less accumulated depreciation and
      amortization..............................                      7,195,477       3,725,424
                                                                    -----------     -----------
                                                                    $27,069,129     $20,235,652
                                                                    ===========     ===========

     During the fourth quarter of 1996 the Company elected to relocate the operations of Pro-Tech from its present site in Buchanan, Michigan. Included above are certain assets relating to the operations of Pro-Tech (primarily real estate) which are held for disposal. Impairment losses totaling $360,000 were recorded in 1996, and have been included in general and administrative expenses, when the carrying amount of such assets was adjusted to estimated fair value (approximately $200,000). Disposal of these assets is expected to occur during 1997. Depreciation and amortization of property and equipment totaled $3,472,171, $1,799,054 and $1,236,430 during the fiscal years ended December 31, 1996, July 31, 1995 and 1994, respectively, and $1,130,538 during the five months ended December 31, 1995.

(5)  INTANGIBLE ASSETS

     Intangible assets include the following at December 31:

                                                   ESTIMATED
                                                     USEFUL
                                                 LIVES (YEARS)          1996            1995
                                                ----------------     -----------     -----------
    Customer relationships....................         10-20         $19,523,000     $19,523,000
    Acquired technology.......................          9-17          10,002,000      10,002,000
    Goodwill..................................            20          26,344,418      26,462,962
    Favorable lease...........................             1                  --         600,000
                                                                     -----------     -----------
                                                                      55,869,418      56,587,962
    Less accumulated amortization.............                         8,600,454       5,161,103
                                                                     -----------     -----------
                                                                     $47,268,964     $51,426,859
                                                                     ===========     ===========

     Amounts for identifiable intangible assets shown above were all determined by independent valuation at the respective acquisition dates.

                        BACOU USA, INC. AND SUBSIDIARIES

(6)  INCOME TAXES

     Income tax expense consists of the following:

                                                      CURRENT       DEFERRED        TOTAL
                                                    -----------     --------     -----------
    Fiscal year ended December 31, 1996:
      Federal.....................................  $10,104,770     $603,900     $10,708,670
      State.......................................    1,383,460      109,800       1,493,260
                                                    -----------     --------     -----------
                                                    $11,488,230     $713,700     $12,201,930
                                                    ===========     ========     ===========
    Five months ended December 31, 1995:
      Federal.....................................  $ 2,300,000     $ 82,298     $ 2,382,298
      State.......................................      515,000       19,386         534,386
                                                    -----------     --------     -----------
                                                    $ 2,815,000     $101,684     $ 2,916,684
                                                    ===========     ========     ===========
    Fiscal year ended July 31, 1995:
      Federal.....................................  $ 6,839,000     $338,000     $ 7,177,000
      State.......................................    1,034,000      132,000       1,166,000
                                                    -----------     --------     -----------
                                                    $ 7,873,000     $470,000     $ 8,343,000
                                                    ===========     ========     ===========
    Fiscal year ended July 31, 1994:
      Federal.....................................  $ 3,564,000     $139,000     $ 3,703,000
      State.......................................      631,000       37,000         668,000
                                                    -----------     --------     -----------
                                                    $ 4,195,000     $176,000     $ 4,371,000
                                                    ===========     ========     ===========

     Actual income tax expense differs from the expected income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate to income before income taxes) as follows:

                                                                                  YEAR ENDED JULY 31
                                      YEAR ENDED         FIVE MONTHS ENDED     -------------------------
                                   DECEMBER 31, 1996     DECEMBER 31, 1995        1995           1994
                                   -----------------     -----------------     ----------     ----------
Computed expected tax expense....     $11,052,567           $ 2,531,599        $7,489,259     $4,039,180
State income taxes, net of
  federal income tax benefit.....         970,618               347,351           757,773        440,129
Other............................         178,745                37,734            95,968       (108,309)
                                      -----------            ----------        ----------     ----------
                                      $12,201,930           $ 2,916,684        $8,343,000     $4,371,000
                                      ===========            ==========        ==========     ==========
Effective rate...................            38.6%                 40.3%             39.0%          36.9%
                                      ===========            ==========        ==========     ==========

                        BACOU USA, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that generate deferred tax assets and liabilities at December 31 are presented below:

                                                                    1996            1995
                                                                 -----------     ----------
    Deferred tax assets:
      Accounts receivable, principally due to allowance
         for doubtful accounts.................................  $   218,500     $  167,800
      Additional costs inventoried for tax purposes............      428,400        287,700
      Pension related expenses.................................      276,900        276,080
      Unrealized loss on write-down of inventory...............      204,300        150,000
      Other....................................................      370,900        202,700
                                                                 -----------     ----------
              Total gross deferred tax assets..................    1,499,000      1,084,280
              Less valuation allowance.........................           --             --
              Net deferred tax assets..........................    1,499,000      1,084,280
                                                                 -----------     ----------
    Deferred tax liabilities:
      Excess of tax over financial statement depreciation......    2,647,200      1,513,600
      Other....................................................      173,800        178,980
                                                                 -----------     ----------
              Total deferred tax liabilities...................    2,821,000      1,692,580
                                                                 -----------     ----------
              Net deferred tax liability.......................  $(1,322,000)    $ (608,300)
                                                                 ===========     ==========

(7)  LONG-TERM DEBT

     As of December 31, 1996, the Company had unused credit commitments totaling $3.0 million under a revolving line of credit and $8.0 million under a term credit facility. The revolving line of credit is subject to annual renewal and presently expires May 31, 1997. Borrowings under both credit arrangements are available at the prime rate with an option to convert to LIBOR plus 1.0%, are subject to maintenance of a minimum tangible net worth, and are secured by substantially all assets of a subsidiary. As discussed in Note 2, the Company borrowed $8.0 million under the term credit facility in March 1997.

     The Company had aggregate indebtedness of $49.0 million at December 31, 1995, of which $45.0 million was indebtedness to Banque Nationale de Paris, Ltd.
(BNP) and $4.0 million was indebtedness to a domestic commercial bank. Aggregate indebtedness to BNP consisted of three individual loan agreements. Each loan agreement provided for an annual interest rate equal to the lower of either LIBOR or PIBOR, in either case plus 0.5%, and was subject to an annual engagement commission in an amount equal to 0.2% of the outstanding principal amount. Indebtedness to the domestic commercial bank consisted of borrowings under a term loan facility at an annual interest rate equal to the lower of the prime rate or LIBOR plus 1.0%. Indebtedness to both BNP and the domestic commercial bank were repaid in full during 1996.

                        BACOU USA, INC. AND SUBSIDIARIES

(8)  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate offices and Rhode Island manufacturing facility under an operating lease agreement with an initial lease term extending through July 31, 2003. The lease may be renewed for an additional five years if not terminated by the Company during the initial lease term and for successive five year terms, subject to future termination. The Company is required to pay all expenses relating to insurance, taxes, maintenance and utilities. The Company also leases warehouse space and equipment under non-cancelable operating leases. Minimum future rentals under non-cancelable operating leases, by year, are as follows:

                                   YEAR ENDING
                                  DECEMBER 31,
            ---------------------------------------------------------
               1997..................................................  $  881,423
               1998..................................................     739,306
               1999..................................................     564,583
               2000..................................................     560,331
               2001..................................................     549,581
               Thereafter............................................     682,941
                                                                       ----------
                                                                       $3,978,165
                                                                       ==========

     Rent expense for the year ended December 31, 1996 and the years ended July 31, 1995 and 1994 totaled approximately $1,015,000, $635,000 and $365,000, respectively. Rent expense for the five months ended December 31, 1995 totaled approximately $363,000.

     Outstanding commitments as of December 31, 1996 for the purchase of machinery and equipment were approximately $1,200,000. The Company had outstanding letters of credit of approximately $680,000 at December 31, 1996, which were necessary in order to secure business with certain foreign vendors. The Company is currently involved in litigation incidental to its business, which the Company believes is without merit or is adequately covered by insurance. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the Company's financial position, results of operations or cash flows.

(9)  RELATED PARTY TRANSACTIONS

     As disclosed in note 1, Bacou, S.A. owns a controlling interest in the Company. The Company has periodically had indebtedness outstanding with Bacou, S.A. Interest paid to Bacou, S.A. during the year ended July 31, 1995 and the five months ended December 31, 1995 totaled $883,724 and $409,155, respectively. No such indebtedness was outstanding and no interest was paid to Bacou, S.A. during the year ended December 31, 1996. Obligations outstanding in 1995 and the first quarter of 1996 under certain loan agreements with BNP were guaranteed by Bacou, S.A. The Company purchases certain inventory items from wholly owned subsidiaries of Bacou, S.A. Total purchases for the years ended December 31, 1996, July 31, 1995 and July 31, 1994 were $625,000, $1,592,000 and $1,014,000, respectively. Purchases for the five months ended December 31, 1995 totaled $563,000. The Company and Bacou S.A. are cooperating in structuring the transaction discussed in Note 2.

(10)  EMPLOYEE BENEFIT PLANS

  (a) Defined Contribution Plans

     The Company sponsors various 401(k) plans for all eligible employees. Employer contribution expense amounted to approximately $212,000, $91,000 and $87,000 for the years ended December 31, 1996, July 31,

                        BACOU USA, INC. AND SUBSIDIARIES

1995 and July 31, 1994, respectively. Employer contribution expense totaled approximately $211,000 for the five months ended December 31, 1995.

  (b) Defined Benefit Plans

     Titmus sponsors a defined benefit pension plan covering bargaining employees. Benefits are based on years of service times a predetermined monthly amount. Titmus' policy is generally to fund the minimum required contribution subject to any full funding limitation. The assumptions used to develop the projected benefit obligation were a discount rate of 7.75% (both 1996 and 1995), and a long-term rate of return on assets of 8.5% (1996) and 7.75% (1995). The following table sets forth the funded status of the plan as of December 31, 1996 and October 31, 1995 (the date of the 1995 actuarial valuation).

                                                                   1996            1995
                                                                -----------     -----------
    Projected benefit obligation..............................  $(1,238,952)    $(1,109,264)
    Plan assets at fair value.................................      664,151         470,109
    Unrecognized gain.........................................      (13,519)             --
                                                                -----------     -----------
    Accrued pension cost......................................  $  (588,320)    $  (639,155)
                                                                ===========     ===========

     The amount of the accumulated and vested benefit obligations approximate the projected benefit obligation. Periodic pension cost during the year ended December 31, 1996 consists of the following:

            Service cost..............................................  $ 47,854
            Interest cost.............................................    87,717
            Actual return on assets...................................   (62,189)
            Net amortization and deferral.............................    16,226
                                                                        --------
            Periodic pension cost.....................................  $ 89,608
                                                                        ========

  (c) Stock Option Plans

     Effective February 26, 1996 the Company adopted the Bacou USA, Inc. 1996 Stock Incentive Plan (the "Employee Plan"). The Employee Plan provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 900,000 shares of common stock have been reserved for issuance under the Employee Plan. Options granted under the Employee Plan during 1996 generally vest 20% on the 120th day following grant, and 20% on each of the first, second, third and fourth anniversary dates from the date of grant.

     On May 23, 1996 the Board of Directors approved and adopted the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Initially, the Director Plan provided that on July 1 of each year, each eligible director would automatically be granted an option to purchase 2,000 shares of the Company's common stock. As a result, options to purchase 8,000 shares were granted on July 1, 1996. On February 24, 1997, the Director Plan was amended to permit the Board of Directors to grant options at their discretion. On that date, the Board of Directors granted options to purchase 92,000 shares under the Plan. The option exercise prices were equal to the fair market value of the common stock on the dates of grant and options vested immediately (except for options granted July 1, 1996 which vested on August 1, 1996). The Director Plan and the options granted thereunder are subject to shareholder approval.

                        BACOU USA, INC. AND SUBSIDIARIES

     Stock option activity during 1996 is as follows:

                                                                NUMBER OF
                                                                 SHARES       EXERCISE PRICE
                                                                ---------     --------------
    Granted.................................................     405,000      $15.00 - 17.75
    Exercised...............................................      (2,200)              15.00
    Canceled................................................     (14,100)              15.00
                                                                 -------
    Balance outstanding at December 31, 1996................     388,700       15.00 - 17.75
                                                                 =======
    Balance exercisable at December 31, 1996................      80,300       15.00 - 17.75
                                                                 =======

     The Company accounts for stock option grants using the intrinsic value method and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date, the Company's net income, and net income per common and common equivalent share, would have been reduced to $18,760,833 and $1.14 for the year ended December 31, 1996. The per share weighted-average fair value of stock options granted during 1996 was $7.64 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate of 6.10%, expected volatility of 0.50 and an expected life of 6 years. The Company's historical volatility from March 27, 1996 (the date of its initial public offering) through February 25, 1997 was approximately 0.36.

(11)  STOCK SPLIT

     In connection with the Company's initial public offering of shares of common stock, preferred stock was authorized, the number of authorized shares of common stock was increased from 1,000 to 25,000,000 shares and the par value of such shares was stated as $.001. On February 26, 1996, the Company effected a 13,860-for-1 split of its issued and outstanding common stock. All share and per share data presented in the accompanying consolidated financial statements have been restated to reflect the increased number of authorized and outstanding shares of common stock.

                        BACOU USA, INC. AND SUBSIDIARIES

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of quarterly operating results and share data. Because of seasonal fluctuations between quarters, the Company has presented 1995 quarterly information for the calendar year. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company. There were no dividends paid or declared during 1996 and 1995, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends for the foreseeable future. The fourth quarter of 1995 includes a charge equal to approximately $1.5 million, net of tax, relating to the acquisition of Titmus.

                                                   QUARTER
                         -----------------------------------------------------------
                            FIRST          SECOND           THIRD          FOURTH         FULL YEAR
                         -----------     -----------     -----------     -----------     ------------
1996
Net sales..............  $26,287,840     $28,806,454     $29,319,047     $24,854,323     $109,267,664
Gross profit...........   14,563,101      16,581,071      16,883,390      13,885,490       61,913,052
Income before income
  taxes................    6,731,314       9,213,895       9,189,053       6,444,501       31,578,763
Net income.............    4,106,227       5,648,582       5,655,533       3,966,491       19,376,833
Per common share:
  Income...............  $      0.30     $      0.33     $      0.33     $      0.22     $       1.18
  Market price
     High..............                           19 1/2          18 7/8          17               19 1/2
     Low...............                           15              16 1/2          15 1/2           15
Weighted average shares
  outstanding..........   13,860,000      17,189,363      17,354,265      17,342,315       16,436,125

1995
Net sales..............  $17,405,809     $20,812,456     $20,191,269     $22,546,211     $ 80,955,745
Gross profit...........   10,029,956      12,311,774      12,452,062       9,283,309       44,077,101
Income before income
  taxes................    5,745,980       7,166,006       7,550,024       1,384,501       21,846,511
Net income.............    3,505,048       4,371,932       4,604,864         747,845       13,229,689
Per common share:
  Income...............  $      0.25     $      0.32     $      0.33     $      0.06     $       0.96
Weighted average shares
  outstanding..........   13,860,000      13,860,000      13,860,000      13,860,000       13,860,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors", "Compensation of Directors and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Compensation of Directors and Officers" in the Company's proxy statement for the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Introduction" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Transactions" in the Company's proxy statement for the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. List of Financial Statements

            The following financial statements are included in Item 8 herein:

          Independent Auditors' Report on Consolidated Financial Statements Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules

     Schedule II          Valuation and Qualifying Accounts

     All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statement, and notes thereto.

     Independent Auditors' Report on Financial Statement Schedule

     (a) 3. Exhibits

  EXHIBIT
  NUMBER                                    DESCRIPTION OF EXHIBIT
-----------     ------------------------------------------------------------------------------
 2(a)       --  Purchase Agreement dated October 31, 1994 by and between Uvex Distribution,
                Inc., and Uvex Safety (incorporated by reference to Exhibit 2(a) of the
                Company's Registration Statement filed on Form S-1 (Commission File No.
                333-00470) (the "Company's Registration Statement"))
 2(b)       --  Stock Purchase Agreement dated as of September 29, 1995 by and between Carl
                Zeiss, Inc., the Company and TOI Acquisition, Inc. (incorporated by reference to Exhibit 2(b) of the Company's Registration Statement)
 2(c)       --  Asset Purchase Agreement dated March 31, 1995 by and among Pro-Tech
                Respirators, Inc., the Company and William Moon, individually and as Trustee of the Pro-Tech Respirators, Inc., Employee Stock Ownership Plan (incorporated by reference to Exhibit 2(c) of the Company's Registration Statement)
 3(a)       --  Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company's Registration Statement)
 3(b)       --  By-Laws (incorporated by reference to Exhibit 3(b) of the Company's
                Registration Statement)
 4(a)       --  Loan Agreement dated September 28, 1995 by and between Citizens Savings Bank and Uvex Safety (incorporated by reference to Exhibit 4(a) of the Company's
                Registration Statement)
 4(b)       --  Revolving Credit Agreement by and between Uvex Safety, LLC and Citizens Trust
                Company (as assigned to Uvex Safety) dated March 7, 1994, as amended by
                Assumption and Modification Agreement dated October 31, 1994, as further amended by First Modification Agreement dated December 13, 1994, as further amended by Second Modification to Credit Agreement, Revolving Credit Note,
                Security Agreement and Collateral Assignment of Leasehold dated March 30,
                1995, as further amended by Third Modification to Credit Agreement and to
                Security Agreement dated September 28, 1995, and as further amended by Loan
                Modification Agreement dated December 27, 1995 (incorporated by reference to
                Exhibit 4(e) of the Company's Registration Statement)
 4(c)       --  Loan Agreement dated September 28, 1995 by and between Uvex Safety and
                Citizens Savings Bank (incorporated by reference to Exhibit 4(e) to Amendment
                No. 1 to the Company's Registration Statement)
 4(d)       --  Letter of Amendment dated February 26, 1996 by and between Uvex Safety and
                Citizens Savings Bank (incorporated by reference to Exhibit 4(f) to Amendment
                No. 1 to the Company's Registration Statement)
 4(e)       --  Loan Modification Agreement dated January 15, 1997 between Uvex Safety, Inc.
                and Citizens Trust Company
 4(f)       --  First Amendment to Loan Agreement dated March 26, 1996 between Citizens
                Savings Bank and Uvex Safety (incorporated by reference to Exhibit 10.4(g) of the Company's Form 10-Q filed May 14, 1996)
10(a)*      --  Employment Agreement dated August 1, 1992 by and between Walter Stepan and
                Uvex Safety (incorporated by reference to Exhibit 10(a) of the Company's
                Registration Statement)
10(b)*      --  Employment Agreement dated May 8, 1995 by and between the Company and Philip
                B. Barr (incorporated by reference to Exhibit 10(b) of the Company's
                Registration Statement)
10(b)(1)*   --  First Amendment to Employment Agreement dated June 30, 1995 by and between the
                Company and Philip B. Barr (incorporated by reference to Exhibit 10(x) to
                Amendment No. 1 to the Company's Registration Statement)
10(b)(2)*   --  Second Amendment to Employment Agreement dated December 31, 1995 by and between the Company and Philip B. Barr (incorporated by reference to Exhibit
                10(y) of Amendment No. 1 to the Company's Registration Statement)

  EXHIBIT
  NUMBER                                    DESCRIPTION OF EXHIBIT
-----------     ------------------------------------------------------------------------------
10(c)*      --  Employment Agreement dated January 1, 1996 by and between Uvex Safety and
                Harry D. Neff (incorporated by reference to Exhibit 10(c) of the Company's
                Registration Statement)
10(d)*      --  Employment Agreement dated January 1, 1996 by and between Uvex Safety and
                Raymond R. Baker (incorporated by reference to Exhibit 10(d) of the Company's
                Registration Statement)
10(e)*      --  Employment Agreement dated January 1, 1996 by and between Uvex Safety and
                Steven P. Tolisano (incorporated by reference to Exhibit 10(e) of the
                Company's Registration Statement)
10(f)*      --  Officer Incentive Agreement by and between Harry D. Neff and Pro-Tech
                (incorporated by reference to Exhibit 10(f) of the Company's Registration
                Statement)
10(g)*      --  Employment Agreement dated as of January 1, 1996 by and between the Company and Walter Stepan (incorporated by reference to Exhibit 10(w) of the Company's
                Registration Statement)
10(h)(1)*   --  Employment Agreement dated October 1, 1996, between Titmus Optical, Inc. and
                Edward E. Greene
10(h)(2)*   --  First Amendment to Employment Agreement dated December 18, 1996 between Titmus
                Optical, Inc. and Edward E. Greene
10(h)(3)*   --  Employment Termination Agreement and Release dated December 19, 1996 between
                Titmus Optical, Inc. and Edward E. Greene
10(i)*      --  Employment Agreement dated December 31, 1996 between Titmus Optical, Inc. and
                Michael Mancuso
10(j)*      --  Employment Agreement dated December 19, 1996 between Titmus Optical, Inc. and
                Richard J. Masters
10(k)(1)*   --  Employment Agreement dated October 1, 1995 by and between Titmus Optical, Inc.
                and Thomas J. Goeltz
10(k)(2)    --  First Amendment to Employment Agreement dated December 18, 1996 between Titmus
                Optical, Inc. and Thomas Goeltz
10(l)*      --  Employment Agreement dated January 1, 1996 by and between Uvex Safety and
                Philip M. Johnson
10(m)*      --  Employment Agreement dated January 1, 1996 by and between Uvex Safety and
                Richard Sustello
10(n)       --  The Company's 1996 Stock Option Plan (incorporated by reference to Exhibit
                10(g) of the Company's Registration Statement)
10(o)       --  Registration Rights Agreement dated July 31, 1994 by and between Walter Stepan and the Company (incorporated by reference to Exhibit 10(h)(i) of the
                Company's Registration Statement)
10(p)       --  Form of Registration Rights Agreement dated February   , 1996 among the
                Principal Stockholder Figa, S.A., Walter Stepan, Heidemarie Stepan, Bettina
                Stepan, Axel Stepan and the Company (incorporated by reference to Exhibit
                10(i) to Amendment No. 1 of the Company's Registration Statement)
10(q)       --  Corporate Opportunities Agreement dated as of January 1, 1996 between the
                Principal Stockholder and the Company (incorporated by reference to Exhibit
                10(j) of the Company's Registration Statement)
10(r)       --  Amended and Restated Agreement of Transfer, Trademarks, Know-How and Related
                Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex
                Arbeitsschutz GmbH & Co., KG, Uvex Winter Optical, Inc. and Uvex Safety
                (incorporated by reference to Exhibit 10(k) of the Company's Registration
                Statement)

  EXHIBIT
  NUMBER                                    DESCRIPTION OF EXHIBIT
-----------     ------------------------------------------------------------------------------
10(s)       --  License Agreement dated June 1, 1986 between Uvex Winter Optik GmbH and Uvex
                Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994
                (incorporated by reference to Exhibit 10(l) of the Company's Registration
                Statement)
10(t)       --  License Agreement dated July 1, 1992 between Uvex Winter Optik GmbH and Uvex
                Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994
                (incorporated by reference to Exhibit 10(m) of the Company's Registration
                Statement)
10(u)       --  Cooperation Agreement among Uvex Safety, Laservision GmbH, Uvex Winter Optik
                GmbH and Rupp & Hubrach KG dated March 18, 1991 (incorporated by reference to
                Exhibit 10(n) of the Company's Registration Statement)
10(v)       --  Lease Agreement between Uvex Winter Optical, Inc. and Uvex Safety, LLC dated
                April 15, 1993, as amended by a First Amendment to Lease Agreement dated as of
                July 31, 1994, as further amended by a Second Amendment to Lease Agreement dated as of October 31, 1994, and as further amended by a Third Amendment to
                Lease Agreement dated July 14, 1995 (incorporated by reference to Exhibit
                10(o) of the Company's Registration Statement)
10(w)       --  Sales Agreement dated February 3, 1997 by and between Uvex Safety and General
                Electric Company
10(x)       --  1996 Non-Employee Director Stock Option Plan dated August 1, 1996
10(y)*      --  Bonus Plan for Executives of Titmus Optical, Inc. and Uvex Safety, Inc. for
                1996 and 1997 (incorporated by reference to Exhibit 10(f) of the Company's
                Form 10-Q filed November 14, 1996)
11          --  Statement Re:  Computation of Per Share Earnings
21          --  Subsidiaries of the Company
23          --  Accountants' Consent
27          --  Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

          None.

ITEM 14(a) 2.  FINANCIAL STATEMENT SCHEDULES
               FINANCIAL STATEMENT SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                  ------------------------------------------                       BALANCE
                                   BALANCE AT      CHARGED TO     CHARGED TO                          AT
                                  BEGINNING OF      COST AND        OTHER                           END OF
          DESCRIPTION                PERIOD         EXPENSES       ACCOUNTS      DEDUCTIONS(1)      PERIOD
--------------------------------  ------------     ----------     ----------     -------------     --------
Bad debt allowance
Year ended July 31, 1994........    $ 28,000        $245,260             --        $  11,260       $262,000
Year ended July 31, 1995........     262,000         114,865       $ 50,000(2)        31,865        395,000
Five months ended December 31,
  1995..........................     395,000         158,671        222,585(3)       119,511        656,745
Year ended December 31, 1996....     656,745         290,761             --          155,975        791,531

---------------
(1) Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

(2) Represents the beginning bad debt allowance of Pro-Tech.

(3) Represents the beginning bad debt allowance of Titmus.

     All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bacou USA, Inc. and Subsidiaries

     Under date of February 14, 1997, we reported on the consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal year ended December 31, 1996, for the five months ended December 31, 1995, and for the fiscal years ended July 31, 1995 and 1994, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 14, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 27th day of March, 1997.

                                            BACOU USA, INC.

                                                   /s/ PHILIP B. BARR
                                            By: ................................
                                                       PHILIP B. BARR
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

                SIGNATURE                                       TITLE
------------------------------------------    ------------------------------------------

            /s/ WALTER STEPAN                 Vice Chairman, President, Chief Executive
 ........................................     Officer, Director
              WALTER STEPAN

            /s/ PHILIP B. BARR                Executive Vice President, Chief Financial
 ........................................     Officer, Treasurer and Secretary, Director
              PHILIP B. BARR

           /s/ JEFFREY T. BROWN               Corporate Controller and Chief Accounting
 ........................................     Officer
             JEFFREY T. BROWN

            /s/ PHILIPPE BACOU                Chairman of the Board, Director
 ........................................
              PHILIPPE BACOU

           /s/ CHRISTOPHE BACOU               Director
 ........................................
             CHRISTOPHE BACOU

           /s/ KARL F. ERICSON                Director
 ........................................
             KARL F. ERICSON

         /s/ HERBERT A. WERTHEIM              Director
 ........................................
           HERBERT A. WERTHEIM