Form 10-Q
period 1997-03-31
BACOU USA INC
filed 1997-05-15
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................... to ....................
Commission file number .........0-28040.......................................

 ....................................BACOU USA, Inc............................
             (Exact name of registrant as specified in its charter)

 ............DELAWARE...........          .........05-0470688..................
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 ............10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896.........
                    (Address of principal executive offices)
                                   (Zip Code)

 .........................(401) 233-0333......................................
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.. X...     No......

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 15, 1997 was 17,312,200.

                                 BACOU USA, INC.
                                      INDEX



                                                                       PAGE NO.
Part I.        Financial Information                                   --------
               ---------------------

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets
               March 31, 1997 and December 31, 1996                      3

               Consolidated Condensed Statements of Income
               Three Months ended March 31, 1997 and 1996                4

               Consolidated Condensed Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996                5

               Notes to Consolidated Condensed Financial Statements      6 - 7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8 - 11

Part II.       Other Information
               -----------------

Item 6.        Exhibits and Reports on Form 8-K                          12

Signatures                                                               13


                                     BACOU USA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                (Unaudited)
                                                              MARCH 31, 1997                  DECEMBER 31, 1996
                                                              --------------                  -----------------
       ASSETS
Current assets:
   Cash and cash equivalents                                    $  2,497,020                       $ 21,033,261
   Trade accounts receivable, net                                 13,529,433                         10,500,190
   Inventories                                                    17,479,322                         17,483,418
   Prepaid expenses                                                1,497,768                            992,174
   Deferred income taxes                                             762,000                            762,000
                                                                ------------                       ------------
       Total current assets                                       35,765,543                         50,771,043
                                                                ------------                       ------------
Advance to Bacou S.A.                                             28,000,000                            ---
Property and equipment, net                                       27,252,211                         27,069,129
Intangible assets, net                                            46,493,688                         47,268,964
                                                                ------------                       ------------
       Total assets                                             $137,511,442                       $125,109,136
                                                                ============                       ============

     LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities:
   Current installments of long-term debt                       $  1,000,000                       $    ---
   Accounts payable                                                3,805,166                          4,015,904
   Accrued compensation and benefits                               1,916,338                          3,162,699
   Other accrued expenses                                          2,369,339                          1,786,473
   Income taxes payable                                            2,697,394                          1,652,808
                                                                ------------                       ------------
       Total current liabilities                                  11,788,237                         10,617,884
                                                                ------------                       ------------
Long-term debt, excluding current
    installments                                                   7,000,000                            ---
Deferred income taxes                                              2,184,000                          2,084,000
                                                                ------------                       ------------
       Total liabilities                                          20,972,237                         12,701,884
                                                                ------------                       ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding
   Common stock, $.001 par
      value, 25,000,000 shares authorized,
      17,312,200 shares issued and outstanding                        17,312                             17,312
   Additional paid-in capital                                     66,514,906                         66,514,906
   Retained earnings                                              50,006,987                         45,875,034
                                                                ------------                       ------------
       Total stockholders' equity                                116,539,205                        112,407,252
                                                                ------------                       ------------
       Total liabilities and stockholders'
          equity                                                $137,511,442                       $125,109,136
                                                                ============                       ============

     See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                (Unaudited)
                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                     1997                        1996
                                                     ----                        ----
Net sales                                         $26,380,441                 $26,287,840
Cost of sales                                      12,381,948                  11,724,739
                                                  -----------                 -----------

       Gross profit                                13,998,493                  14,563,101

Operating expenses:
   Selling                                          4,547,652                   4,115,726
   General and administrative                       2,200,655                   1,956,426
   Amortization of intangible assets                  887,856                   1,061,171
                                                  -----------                 -----------

       Total operating expenses                     7,636,163                   7,133,323
                                                  -----------                 -----------

Operating income                                    6,362,330                   7,429,778

Other expenses (income):
   Interest expense                                     5,944                     806,635
   Interest income                                   (161,914)                    (27,724)
   Other                                             (132,243)                    (80,447)
                                                  -----------                 -----------

Total other expenses (income)                        (288,213)                    698,464
                                                  -----------                 -----------

Income before income taxes                          6,650,543                   6,731,314
Income taxes                                        2,518,590                   2,625,087
                                                  -----------                 -----------

       Net income                                 $ 4,131,953                 $ 4,106,227
                                                  ===========                 ===========

Net income per common and common
   equivalent share                               $      0.24                 $      0.30
                                                  ===========                 ===========

Weighted average common and common
   equivalent shares                               17,322,377                  13,860,000
                                                  ===========                 ===========


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                               1997                     1996
                                                               ----                     ----
Cash flows from operating activities:
   Net income                                              $  4,131,953             $ 4,106,227
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                          1,980,643               1,965,621
       Deferred income taxes                                    100,000                 282,699
   Change in assets and liabilities:
       Trade accounts receivable                             (3,029,243)             (2,779,332)
       Inventories                                                4,096                 720,135
       Prepaid expenses                                        (505,594)               (675,385)
       Accounts payable                                        (210,738)               (739,180)
       Accrued expenses                                        (663,495)                965,810
       Income taxes                                           1,044,586               1,997,388
                                                           ------------             -----------
          Net cash provided by operating activities           2,852,208               5,843,983
                                                           ------------             -----------

Cash flows from investing activities:
   Capital expenditures                                      (1,275,869)               (853,884)
   Acquisition of businesses, including direct costs
     of acquisition, net of cash acquired                      (112,580)                (78,281)
   Advance to Bacou S.A                                     (28,000,000)                ---
                                                           ------------             -----------
          Net cash used in investing activities             (29,388,449)               (932,165)
                                                           ------------             -----------
Cash flows from financing activities:
   Proceeds from long-term debt                               8,000,000                 ---
   Repayment of long-term debt                                  ---                  (4,000,000)
                                                           ------------             -----------
          Net cash provided by (used in)
             financing activities                             8,000,000              (4,000,000)
                                                           ------------             -----------

Net increase (decrease) in cash and cash
   equivalents                                              (18,536,241)                911,818

Cash and cash equivalents at beginning of period             21,033,261               1,210,247
                                                           ------------             -----------

Cash and cash equivalents at end of period                 $  2,497,020             $ 2,122,065
                                                           ============             ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                $    ---                 $   122,456
                                                           ============             ===========
   Cash paid during the period for income
      taxes                                                $  1,373,500             $   345,000
                                                           ============             ===========

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods may not be indicative of results expected for a full year.

2. PENDING ACQUISITION OF SURVIVAIR, INC.

On April 14, 1997, Bacou S.A., the majority shareholder of the Company, entered into a stock purchase agreement (the "Stock Purchase Agreement"), with the shareholders of Comasec International S.A. ("Comasec"). Simultaneously, Bacou S.A. and the Company entered into an Assignment Agreement (the "Assignment").

The Stock Purchase Agreement provides for the acquisition of all of the capital stock of Comasec by Bacou S.A., including a French operating company, Fenzy S.A., a United States operating company, Survivair, Inc., a Connecticut corporation ("Survivair"), as well as two United States holding companies, Comasec Holdings, Inc. ("Comasec Holdings") and Interspiro Holdings, Inc. The Assignment provides for the acquisition of the United States entities by the Company through the redemption of the interest of Comasec in Comasec Holdings (the "Acquisition"). The total acquisition price will be approximately
$27.4 million in cash, subject to certain closing adjustments (the "Purchase Price").

Consummation of the Acquisition is subject to certain conditions including (i) approval of the Department of Justice and Federal Trade Commission, (ii) the divestiture by Comasec of certain operating companies and (iii) approval by the Oversight Committee of the Board of Directors of the Company.

During March 1997, in anticipation of the Acquisition, the Company borrowed $8.0 million under its existing term facility (the "Existing Facility"). The proceeds from the Existing Facility, together with cash reserves, were advanced to Bacou S.A. for its use in closing the transaction with the shareholders of Comasec. The advance (totaling $28.0 million) is evidenced by promissory notes which bear interest at the overnight deposit rate available at the Paris branch of Banque Nationale de Paris (the "Promissory Notes"). The Purchase Price for the Acquisition will be paid by the assignment of the Promissory Notes to Comasec, then a wholly-owned subsidiary of Bacou S.A.

The Company anticipates this acquisition will close during the second quarter of 1997.

3. TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying Financial Statements. The allowance for doubtful accounts was $880,202 at March 31, 1997 and $791,531 at December 31, 1996.

4.   INVENTORIES

         Inventories consist of the following:
                                                  MARCH 31,       DECEMBER 31,
                                                    1997              1996
                                                    ----              ----
         Raw material and supplies...........   $ 5,911,308       $ 6,005,983
         Work-in-process.....................     2,499,059         2,092,083
         Finished goods......................     9,068,955         9,385,352
                                                -----------       -----------
                                                $17,479,322       $17,483,418
                                                ===========       ===========


5. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Depreciation of property and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Accumulated depreciation and amortization totaled $8,281,788 at March 31, 1997 and $7,195,477 at December 31, 1996.

Intangible assets are amortized using the straight-line method over the estimated periods benefited. Accumulated amortization totaled $9,488,310 at March 31, 1997 and $8,600,454 at December 31, 1996.

6. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

In April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares, net of underwriters discount and expenses of issuance, totaled $47.3 million. Proceeds were used to repay all outstanding bank indebtedness ($45.0 million at March 31, 1996). Accounting Principles Board Opinion No. 15 requires presentation of supplementary net income per common and common equivalent share in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming the aforementioned sale of common stock and repayment of debt occurred effective January 1, 1996, supplementary per share data for the three months ended March 31, 1996 would have been as follows:

Supplementary net income per common and common equivalent share            $0.27
                                                                           =====

Supplementary weighted average common and common equivalent shares    17,310,000
                                                                      ==========

No dividends were declared or paid during the three months ended March 31, 1997 and 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, continued availability and favorable pricing of raw materials, the effect of any work stoppages, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. In addition, the Company's acquisition of Survivair would, if consummated, involve risks and uncertainties including the potential inability to integrate successfully the operations of the acquired business and the diversion of management's attention from other business concerns. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                   1997                        1996
                                                   ----                        ----
Net sales                                $26,380       100.0%        $26,288        100.0%
Cost of sales                             12,382        46.9%         11,725         44.6%
                                         -------       -----         -------        -----
Gross profit                              13,998        53.1%         14,563         55.4%
                                         -------       -----         -------        -----
Operating expenses:
     Selling                               4,547        17.2%          4,116         15.7%
     General and administrative            2,201         8.3%          1,956          7.4%
     Amortization of intangible assets       888         3.4%          1,061          4.0%
                                         -------       -----         -------        -----

     Total operating expenses              7,636        28.9%          7,133         27.1%
                                          -------       -----         -------        -----
Operating income                           6,362        24.2%          7,430         28.3%
Other expense (income), net                (288)       (1.1%)            699          2.7%
                                         -------       -----         -------        -----
Income before income taxes                 6,650        25.3%          6,731         25.6%
Income taxes                               2,518         9.6%          2,625         10.0%
                                         -------       -----         -------        -----
Net income                               $ 4,132        15.7%        $ 4,106         15.6%
                                         =======       =====         =======        =====

     Net Sales. Net sales totaled $26.4 million for the three months ended March 31, 1997 and $26.3 million for the three months ended March 31, 1996. Sales of non-prescription safety eyewear increased 8.4% from 1996 to 1997 due entirely to an increase in units shipped. However, such increase was offset by a decline in sales of frames for prescription eyewear and by the discontinuation of sales of complete prescription eyewear. Excluding sales of discontinued products (principally sales of complete prescription eyewear), net sales increased by 5.4% from $24.9 million in the 1996 period to $26.4 million in the 1997 period.

     Export sales represented 11.4% of net sales in the 1997 period and 7.8% of net sales in the 1996 period. Export sales increased by 46.8% from 1996 to 1997.

     As discussed more fully below, the Company experienced certain production problems with the operations of Titmus Optical, Inc. (Titmus). Poor production resulted in an abnormally high level of back-orders at Titmus totaling approximately $1.2 million at March 31, 1997. The Company believes that it will be able to improve productivity and eliminate these back-orders during the second and third quarters of 1997.

     Cost of Sales. Cost of sales increased 3.9% from $11.7 million for the three months ended March 31, 1996 to $12.4 million for the three months ended March 31, 1997 due primarily to increased shipments of non-prescription safety eyewear.

     Gross Profit. Gross profit decreased 4.0% from $14.6 million for the three months ended March 31, 1996 to $14.0 million for the three months ended March 31, 1997. As a percentage of sales, gross profit was 53.1% in the 1997 period and 55.4% in the 1996 period.

     The Company's gross margin declined from the 1996 period to the 1997 period primarily due to production problems at Titmus. A relocation of the operations of Titmus to a new manufacturing facility was completed in December 1996. Transitional difficulties associated with the relocation resulted in lower productivity during the 1997 period. In addition, a new plating line acquired in connection with the construction of the new facility was not fully operational during substantially all of the 1997 period, further reducing productivity and increasing manufacturing costs. Finally, these production problems resulted in an increasing level of back-orders as discussed above. Lower shipments during the 1997 period also contributed to a decline in the gross margin for that period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.1% from $6.1 million for the three months ended March 31, 1996 to $6.7 million for the three months ended March 31, 1997. This increase was primarily the result of additional advertising and marketing costs.

     Amortization of Intangibles. Amortization of intangibles decreased 16.3% from $1.1 million for the three months ended March 31, 1996 to $0.9 million for the three months ended March 31, 1997. This decrease was the result of the intangible asset for a favorable lease interest becoming fully amortized.

     Operating Income. As a result of the foregoing, the Company's operating income decreased 14.4% from $7.4 million for the three months ended March 31, 1996 to $6.4 million for the three months ended March 31, 1997.

     Other Expense (Income), Net. Other expense (income), net was $0.7 million and ($0.3) million for the three months ended March 31, 1996 and 1997, respectively. Indebtedness of the Company was repaid in full by April 1996, primarily from proceeds of the Company's initial public offering, and therefore net interest expense decreased from the 1996 to the 1997 period.

     Income Taxes. The Company's effective income tax rate was approximately 38.0% in the 1997 period and 39.0% in the 1996 period. The effective rate was higher than the federal statutory rate of 35.0% due primarily to state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income totaled $4.1 million in both the 1997 and 1996 periods.


LIQUIDITY AND CAPITAL RESOURCES

     Gross cash flow (net income plus non-cash items) totaled $6.2 million during the 1997 period and $6.4 million during the 1996 period.

     Trade accounts receivable increased from $10.5 million at December 31, 1996 to $13.5 million at March 31, 1997. This increase resulted primarily from higher sales volume during the first quarter of 1997.

     Cash used in investing activities increased from $0.9 million for the three months ended March 31, 1996 to $29.4 million for the three months ended March 31, 1997. As discussed below, the 1997 period includes a $28.0 million advance to Bacou S.A. in connection with a pending acquisition of Survivair, Inc.

     To supplement cash flow provided by operating activities, the Company maintains a $3.0 million revolving credit facility which is available for use by a wholly-owned subsidiary for its general working capital purposes. The revolving credit facility is subject to annual renewal and presently expires May 31, 1997; however, the Company believes it will be able to renew this facility for satisfactory periods after this date. No amounts were outstanding under this facility as of March 31, 1997. The Company also has an $8.0 million term credit facility (the "Existing Facility") with a domestic commercial bank. As discussed below, borrowings totaling $8.0 million were outstanding under the Existing Facility at March 31, 1997 ($4.0 million at May 15, 1997). Both credit facilities require the Company to maintain a ratio of tangible net worth to total liabilities of not less than 1.0 to 1.0.

     The Company is currently negotiating a $28.0 million revolving credit facility (the "New Facility") with a commercial bank which would be available to fund acquisitions and for general corporate purposes. The Company expects funds will be available under the New Facility during the second quarter of 1997. Funds under the New Facility will be used to retire any amounts outstanding under the Existing Facility and the Existing Facility will be terminated.

     The Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures, debt service, and to fund the Company's operating needs during 1997. However, the Company is pursuing a business strategy which includes acquisitions as an important element. The Company may be required to negotiate additional borrowing facilities and additional indebtedness may be incurred in order to fund new investments, if any, resulting from this strategy.

PENDING ACQUISITION OF SURVIVAIR, INC.

     On April 14, 1997, Bacou S.A., the majority shareholder of the Company, entered into a stock purchase agreement (the "Stock Purchase Agreement"), with the shareholders of Comasec Inernational S.A. ("Comasec"). Simultaneously, Bacou S.A. and the Company entered into an Assignment Agreement (the "Assignment").

     The Stock Purchase Agreement provides for the acquisition of all of the capital stock of Comasec by Bacou S.A., including a French operating company, Fenzy S.A., a United States operating company, Survivair, Inc., a Connecticut corporation ("Survivair"), as well as two United States holding companies, Comasec Holdings, Inc. ("Comasec Holdings") and Interspiro Holdings, Inc. The Assignment provides for the acquisition of the United States entities by the Company through the redemption of the interest of Comasec in Comasec Holdings (the "Acquisition"). The total acquisition price will be approximately
$27.4 million in cash, subject to certain closing adjustments (the "Purchase Price").

     Consummation of the Acquisition is subject to certain conditions including
(i) approval of the Department of Justice and Federal Trade Commission, (ii) the divestiture by Comasec of certain operating companies and (iii) approval by the Oversight Committee of the Board of Directors of the Company.

     During March 1997, in anticipation of the Acquisition, the Company borrowed $8.0 million under the Existing Facility. The proceeds from the Existing Facility, together with cash reserves, were advanced to Bacou S.A. for its use in closing the transaction with the shareholders of Comasec. The advance (totaling $28.0 million) is evidenced by promissory notes which bear interest at the overnight deposit rate available at the Paris branch of Banque Nationale de Paris (the "Promissory Notes"). The purchase price for the Acquisition will be paid by the assignment of the Promissory Notes to Comasec, then a wholly-owned subsidiary of Bacou S.A.

     The Company anticipates this acquisition will close during the second quarter of 1997. Survivair has historically had gross margin and operating margin percentages that are lower than the Company's consolidated margins, due primarily to higher manufacturing costs and competitive pricing pressure. The Company anticipates its consolidated margins will decline as a result of this acquisition.

     The Company also anticipates the acquistion of Survivair will result in one-time charges relating to purchased research and development in the amount of approximately $1.2 million and inventory step-ups of approximately $850,000 in 1997. On an annual basis, the Company anticipates intangible amortization attributable to Survivair of approximately $800,000.

SEASONALITY

     The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity and with annual weather patterns. Historically, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, the Company's business has been variable period to period due to other factors, including promotional activity undertaken by the Company in response to competitive pressures, market demand, production capacity, inventory levels, and other considerations.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (Statement 128) was issued in February 1997. Statement 128 requires dual presentation of basic earnings per share and diluted earnings per share, and supersedes previously issued accounting principles concerning determination and disclosure of earnings per share. The Company is required to adopt the provisions of Statement 128 for the year ended December 31, 1997; however, these provisions may not be adopted for interim financial statements issued prior to December 31, 1997. The Company does not believe Statement 128 will have a significant impact on the determination of its 1997 earnings per share when the related provisions are adopted.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibit Index
              Exhibit Number                 Description Of Exhibit
              --------------                 ----------------------

              Exhibit 2(a) Stock Pruchase Agreement dated as of April 14, 1997 among Bacou S.A. and Francis Berend, Pierre Alain Berend, Philippe Berend, Pascal Berend and the other Sellers parties thereto (Incorporated by Reference to Exhibit 2(a) of the Company's Form 8-K filed May 12, 1997)

              Exhibit 2(b) Agreement dated as of April 14, 1997 between Bacou S.A. and Bacou USA, Inc. (Incorporated by Reference to Exhibit 2(b) of the Company's
                                Form 8-K filed May 12, 1997)

              Exhibit 10(a) Promissory Note in the principal amount of $10,000,000 dated as of March 26, 1997 between Bacou S.A. and Pro-Tech Respirators, Inc.

              Exhibit 10(b) Promissory Note in the principal amount of $18,000,000 dated as of March 27, 1997 between Bacou S.A. and Pro-Tech Respirators, Inc.

              Exhibit 11        Statement Re:  Computation of Per Share Earnings

              Exhibit 27        Financial Data Schedule



         (b) The registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 15, 1997

           BACOU USA, INC.
           (Registrant)

           /S/ PHILIP B. BARR, JR.                   /S/ JEFFREY T. BROWN

           ------------------------------            ---------------------------
           Philip B. Barr, Jr.,                      Jeffrey T. Brown
           Executive Vice President and              Corporate Controller and
           Chief Financial Officer                   Chief Accounting Officer