Form 10-Q
period 1997-06-30
BACOU USA INC
filed 1997-08-14
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to  .......................
Commission file number .........0-28040........................................

 .................................BACOU USA, INC................................
             (Exact name of registrant as specified in its charter)

 ............DELAWARE..............         ...........05-0470688................
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 ...........10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896...........
                    (Address of principal executive offices)
                                   (Zip Code)

 .................................(401) 233-0333................................
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X... No......

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 14, 1997 was 17,313,400.

                                 BACOU USA, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
           June 30, 1997 and December 31, 1996                                 3

           Consolidated Condensed Statements of Income
           Three Months and Six Months ended June 30, 1997 and 1996            4

           Consolidated Condensed Statements of Cash Flows
           Six Months ended June 30, 1997 and 1996                             5

           Notes to Consolidated Condensed Financial Statements              6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8-13

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 6.    Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    15

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            June 30, 1997   December 31, 1996
                                                            -------------   -----------------
                                                             (Unaudited)
           ASSETS
Current assets:

    Cash and cash equivalents                               $  2,517,809       $ 21,033,261
    Trade accounts receivable, net                            17,746,038         10,500,190
    Inventories                                               23,086,400         17,483,418
    Prepaid expenses and other current assets                  3,432,467            992,174
    Deferred income taxes                                        946,000            762,000
                                                            ------------       ------------
           Total current assets                               47,728,714         50,771,043
                                                            ------------       ------------
Property and equipment, net                                   33,365,773         27,069,129
Intangible assets, net                                        62,709,250         47,268,964
                                                            ------------       ------------
           Total assets                                     $143,803,737       $125,109,136
                                                            ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                           $  4,900,000       $         --
    Accounts payable                                           4,231,817          4,015,904
    Accrued compensation and benefits                          3,767,408          3,162,699
    Other accrued expenses                                     4,058,519          1,786,473
    Income taxes payable                                         929,726          1,652,808
                                                            ------------       ------------
           Total current liabilities                          17,887,470         10,617,884
Deferred income taxes                                          5,132,000          2,084,000
                                                            ------------       ------------
           Total liabilities                                  23,019,470         12,701,884
                                                            ------------       ------------
Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000
         shares authorized, no shares issued and
         outstanding
    Common stock, $.001 par value, 25,000,000
         shares authorized, 17,312,200 shares
         issued and outstanding                                   17,312             17,312
    Additional paid-in capital                                66,514,906         66,514,906
    Retained earnings                                         54,252,049         45,875,034
                                                            ------------       ------------
           Total stockholders' equity                        120,784,267        112,407,252
                                                            ------------       ------------
           Total liabilities and stockholders' equity       $143,803,737       $125,109,136
                                                            ============       ============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             (Unaudited)                   (Unaudited)
                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       --------------------------    --------------------------
                                           1997          1996           1997           1996
                                       -----------    -----------    -----------    -----------

Net sales                              $32,330,445    $28,806,454    $58,710,887    $55,094,294
Cost of sales                           14,861,456     12,225,383     27,243,404     23,950,122
                                       -----------    -----------    -----------    -----------
      Gross profit                      17,468,989     16,581,071     31,467,483     31,144,172
                                       -----------    -----------    -----------    -----------
Operating expenses:
   Selling                               5,392,532      4,443,682      9,940,185      8,559,408
   Research and development                 97,043             --         97,043             --
   Purchased in-process research and
     development                         1,300,000             --      1,300,000             --
   General and administrative            2,426,672      2,033,789      4,627,327      3,990,215
   Amortization of intangible assets       931,998      1,041,039      1,819,854      2,102,210
                                       -----------    -----------    -----------    -----------
      Total operating expenses          10,148,245      7,518,510     17,784,409     14,651,833
                                       -----------    -----------    -----------    -----------
      Operating income                   7,320,744      9,062,561     13,683,074     16,492,339
                                       -----------    -----------    -----------    -----------

Other expense (income):
   Interest expense                         97,917          4,961        103,861        811,596
   Interest income                        (218,614)       (74,533)      (380,528)      (102,257)
   Other                                  (164,228)       (81,762)      (296,471)      (162,209)
                                       -----------    -----------    -----------    -----------
      Total other expense (income)        (284,925)      (151,334)      (573,138)       547,130
                                       -----------    -----------    -----------    -----------
      Income before income taxes         7,605,669      9,213,895     14,256,212     15,945,209
Income taxes                             3,360,607      3,565,313      5,879,197      6,190,400
                                       -----------    -----------    -----------    -----------
      Net income                       $ 4,245,062    $ 5,648,582    $ 8,377,015    $ 9,754,809
                                       ===========    ===========    ===========    ===========


Net income per common and common
   equivalent share                    $      0.24    $      0.33    $      0.48    $      0.63
                                       ===========    ===========    ===========    ===========
Weighted average common and common
   equivalent shares                    17,313,750     17,189,363     17,318,356     15,524,797
                                       ===========    ===========    ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                               (UNAUDITED)
                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      ------------      ------------

Cash flows from operating activities:
  Net income                                                          $  8,377,015      $  9,754,809
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                          4,052,154         3,940,619
  Purchased in-process research and development                          1,300,000                --
  Deferred income taxes                                                    129,801           282,699
  Change in assets and liabilities, net of effects of acquired companies:
       Trade accounts receivable                                        (3,638,754)       (3,481,365)
       Inventories                                                         410,192         1,083,947
       Prepaid expenses and other current assets                        (1,401,338)          598,744
       Accounts payable                                                  (939,417)         (952,120)
       Accrued expenses                                                    695,429           291,331
       Income taxes                                                       (723,079)        2,491,701
                                                                      ------------      ------------
       Net cash provided by operating activities                         8,262,003        14,010,365
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                  (2,368,990)       (3,519,199)
  Acquisition of businesses, including direct costs
    of acquisition, net of cash acquired                               (28,463,549)         (132,771)
                                                                      ------------      ------------
       Net cash used in investing activities                           (30,832,539)       (3,651,970)
                                                                      ------------      ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                           8,000,000                --
  Repayment of long-term debt                                           (8,000,000)      (49,000,000)
  Advances from notes payable, net                                       4,055,084                --
  Proceeds from issuance of common stock, net of expenses                       --        47,297,933
                                                                      ------------      ------------
       Net cash provided by (used in) financing activities               4,055,084        (1,702,067)
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents                   (18,515,452)        8,656,328
Cash and cash equivalents at beginning of period                        21,033,261         1,210,247
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $  2,517,809      $  9,866,575
                                                                      ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            $    109,183      $    832,905
                                                                      ============      ============
  Cash paid during the period for income taxes                        $  6,207,100      $  3,416,000
                                                                      ============      ============



     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.   Basis Of Presentation

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells personal protective equipment, including non-prescription protective eyewear, frames for prescription eyewear, supplied air and air purifying respirators, vision screening equipment and laser protective eyewear.

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

2.   Acquisition Of Survivair, Inc.

On May 30, 1997 the Company completed its acquisition of Comasec Holdings, Inc. (Comasec) and its wholly-owned subsidiary Survivair, Inc. (Survivair), a manufacturer of respiratory protection products. The acquisition was effected through merger and redemption transactions which have been accounted for as a purchase of all of the outstanding common stock of Comasec for $27.4 million in cash, subject to certain closing adjustments. Accordingly, operating results of the acquired companies have been included in the accompanying financial statements of the Company beginning June 1, 1997. For purposes of this filing these transactions are collectively referred to as the "Acquisition" and amounts paid to effect the Acquisition are referred to as the "Acquisition Price".

In accordance with generally accepted accounting principles the Acquisition Price has been allocated to the fair value of assets purchased and liabilities assumed. The excess of Acquisition Price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 40 years. Amounts recorded as goodwill are subject to future adjustment based on the resolution of various outstanding closing adjustments relating to the Acquisition. The fair value of purchased in-process research and development was $1,300,000 and was charged to operating expenses at the date of acquisition. The Acquisition Price has been allocated approximately as shown in the following table.

Working capital                                            $ 4,000,000
Property and equipment                                     $ 6,100,000
Identifiable intangible assets                             $ 4,300,000
Purchased in-process research and development              $ 1,300,000
Goodwill                                                   $11,700,000

The following table presents pro forma results of operations of the Company as if the Acquisition had occurred as of January 1, 1996 (in thousands). The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets and assumed interest expense on the Acquisition Price. Non-recurring charges resulting from the Acquisition have been excluded from the pro forma results. The pro forma information given does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                                                      Six Months Ended June 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------
     Net sales                                         $71,347        $69,855
     Net income                                         10,287          9,739
     Net income per common and common
       equivalent share                                $  0.59        $  0.63
     Weighted average common and common
       equivalent shares outstanding                    17,318         15,525

3.   Trade Accounts Receivable

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $909,397 at June 30, 1997 and $791,531 at December 31, 1996.

4.   Inventories

          Inventories consist of the following:


                                                     JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                     -------       -----------
     Raw material and supplies .............       $ 7,834,439     $ 6,005,983
     Work-in-process .......................         3,747,428       2,092,083
     Finished goods ........................        11,504,533       9,385,352
                                                   -----------     -----------
                                                   $23,086,400     $17,483,418
                                                   ===========     ===========




5.   Property, Equipment And Intangible Assets

Depreciation of property and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Accumulated depreciation and amortization totaled $9,787,655 at June 30, 1997 and $7,195,477 at December 31, 1996.

Intangible assets are amortized using the straight-line method over the estimated periods benefited. Accumulated amortization totaled $10,420,308 at June 30, 1997 and $8,600,454 at December 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, continued availability and favorable pricing of raw materials, the effect of any work stoppages, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

ACQUISITION OF SURVIVAIR, INC.

     The Company acquired all of the outstanding capital stock of Comasec on May 30, 1997. The assets of Comasec consisted primarily of its wholly-owned subsidiary Survivair, a manufacturer of respiratory protection products. The acquisition was effected through merger and redemption transactions which have been accounted for as a purchase of all of the outstanding common stock of Comasec for $27.4 million in cash, subject to certain closing adjustments. Operating results of Survivair have been included in the financial statements of the Company beginning June 1, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                                         Three Months Ended June 30
                                                         --------------------------
                                                         1997                     1996
                                                         ----                     ----

Net sales                                        $32,330      100.0%       $28,806     100.0%
Cost of sales                                     14,861       46.0         12,225      42.4
                                                 -------      -----        -------     -----
Gross profit                                      17,469       54.0         16,581      57.6
                                                 -------      -----        -------     -----
Operating expenses:
     Selling                                       5,392       16.7          4,444      15.4
     Research and development                         97        0.3             --        --
     Purchased in-process research
     and development                               1,300        4.0             --        --
     General and administrative                    2,427        7.5          2,034       7.1
     Amortization of intangible assets               932        2.9          1,041       3.6
                                                 -------      -----        -------     -----
     Total operating expenses                     10,148       31.4          7,519      26.1
                                                 -------      -----        -------     -----
Operating income                                   7,321       22.6          9,062      31.5
Other expense (income), net                         (285)      (0.9)          (152)     (0.5)
                                                 -------      -----        -------     -----
Income before income taxes                         7,606       23.5          9,214      32.0
Income taxes                                       3,361       10.4          3,565      12.4
                                                 -------      -----        -------     -----
Net income                                       $ 4,245       13.1%       $ 5,649      19.6%
                                                 =======      =====        =======     =====

     Net Sales. Net sales increased 12.2% from $28.8 million for the three months ended June 30, 1996 to $32.3 million for the three months ended June 30, 1997. Net sales for the 1997 period include one month of sales for Survivair of $2.4 million. In addition, back-orders at Titmus Optical, Inc. (Titmus) totaling approximately $1.2 million at March 31, 1997, were eliminated during the second quarter of 1997 as back-ordered product was shipped. Excluding sales of discontinued product lines, net sales increased by 16.6% from $27.6 million in the 1996 period to $32.2 million in the 1997 period.

     Export sales represented 10.2% of net sales in the 1997 period and 6.9% of net sales in the 1996 period. Export sales increased by 67.7% from 1996 to 1997.

     Cost of Sales. Cost of sales increased 21.6% from $12.2 million for the three months ended June 30, 1996 to $14.9 million for the three months ended June 30, 1997 primarily as a result of the acquisition of Survivair.

     Gross Profit. Gross profit increased 5.4% from $16.6 million for the three months ended June 30, 1996 to $17.5 million for the three months ended June 30, 1997. As a percentage of sales, gross profit was 54.0% in the 1997 period and 57.6% in the 1996 period. The Company's gross margin declined from the 1996 period to the 1997 period primarily due to the acquisition of Survivair. The gross margin of Survivair is lower than the combined gross margin of the Company's other subsidiaries. In addition, acquisition-related charges reduced gross profit by approximately $550,000 during the second quarter of 1997. Excluding these charges, gross margin for the 1997 period would have been 55.7%. Additional acquisition-related charges will reduce gross profit for the third quarter of 1997 by approximately $800,000.

     Operating Expenses. Operating expenses increased from $7.5 million for the three months ended June 30, 1996 to $10.1 million for the three months ended June 30, 1997, primarily as a result of the acquisition of Survivair. The acquisition of Survivair has been accounted for as a purchase and, accordingly, the Acquisition Price has been allocated to the fair value of assets purchased and liabilities assumed as of the acquisition date. This allocation included the fair value of in-process research and development equal to $1.3 million. Accordingly, a non-recurring charge for purchased in-process research and development of Survivair, in the amount of $1.3 million, was recorded in the 1997 period. Selling, general and administrative expenses increased from $6.5 million for the three months ended June 30, 1996 to $7.8 million for the three months ended June 30, 1997, primarily as a result of the acquisition of Survivair as well as additional advertising and marketing costs during the 1997 period. Although amortization of intangible assets for the 1997 period was essentially unchanged, compared with the 1996 period, it is expected to increase by approximately $700,000 on an annual basis as a result of the Survivair acquisition.

     Operating Income. As a result of the foregoing, the Company's operating income declined from $9.1 million for the three months ended June 30, 1996 to $7.3 million for the three months ended June 30, 1997.

     Income Taxes. The Company's effective income tax rate was approximately 44.0% in the 1997 period and 39.0% in the 1996 period. The effective rate was higher than the federal statutory rate of 35.0% due primarily to state and local income taxes, and because a tax benefit could not be recorded in the 1997 period for the non-recurring charge equal to $1.3 million for the purchase of Survivair's in-process research and development.

     Net Income. As a result of the foregoing, the Company's net income totaled $4.2 million in the 1997 period and $5.6 million in the 1996 period. Excluding the effect of non-recurring acquisition-related adjustments, the Company's net income would have been $5.8 million in the 1997 period compared with $5.6 million in the 1996 period.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).


                                                       Six Months Ended June 30
                                                     -----------------------------
                                                     1997                     1996
                                                     ----                     ----

Net sales                                    $58,711      100.0%       $55,094    100.0%
Cost of sales                                 27,244       46.4         23,950     43.5
                                             -------      -----        -------    -----
Gross profit                                  31,467       53.6         31,144     56.5
                                             -------      -----        -------    -----
Operating expenses:
     Selling                                   9,940       16.9          8,560     15.5
     Research and development                     97        0.2             --       --
     Purchased in-process research
     and development                           1,300        2.2             --       --
     General and administrative                4,627        7.9          3,990      7.3
     Amortization of intangible
     assets                                    1,820        3.1          2,102      3.8
                                             -------      -----        -------    -----
     Total operating expenses                 17,784       30.3         14,652     26.6
                                             -------      -----        -------    -----
Operating income                              13,683       23.3         16,492     29.9
Other expense (income), net                     (573)      (1.0)           547      1.0
                                             -------      -----        -------    -----
Income before income taxes                    14,256       24.3         15,945     28.9
Income taxes                                   5,879       10.0          6,190     11.2
                                             -------      -----        -------    -----
Net income                                   $ 8,377       14.3%       $ 9,755     17.7%
                                             =======      =====        =======    =====


Net Sales. Net sales increased 6.6% from $55.1 million for the six months ended June 30, 1996 to $58.7 million for the six months ended June 30, 1997. Net sales for the 1997 period include one month of sales for Survivair of $2.4 million. Excluding sales of discontinued product lines, net sales increased by 11.3% from $52.5 million in the 1996 period to $58.5 million in the 1997 period.

Export sales represented 10.6% of net sales in the 1997 period and 7.3% of net sales in the 1996 period. Export sales increased by 57.0% from 1996 to 1997.

Cost of Sales. Cost of sales increased 13.3% from $24.0 million for the six months ended June 30, 1996 to $27.2 million for the six months ended June 30, 1997. The increase was primarily attributable to the acquisition of Survivair and, to a lesser extent, higher production costs at Titmus during the first quarter of 1997.

Gross Profit. Gross profit increased from $31.1 million for the six months ended June 30, 1996 to $31.5 million for the six months ended June 30, 1997. As a percentage of net sales, gross profit was 53.6% for the 1997 period and 56.5% for the 1996 period. The Company's gross margin declined from the 1996 period to the 1997 period as a result of lower gross margins at Survivair, acquisition - related charges at Survivair totaling approximately $550,000, and higher production costs during the first quarter of 1997 at Titmus. Excluding the acquisition-related charge, the Company's gross margin for the 1997 period would have been 54.5%.

Operating Expenses. Operating expenses increased from $14.7 million in the 1996 period to $17.8 million in the 1997 period, primarily as a result of the Acquisition of Survivair. As previously discussed, the Company recorded a non-recurring charge equal to $1.3 million for purchased in-process research and development of Survivair in the 1997 period. Selling, general and administrative expenses increased from $12.6 million for the six months ended June 30, 1996 to $14.6 million for the six months ended June 30, 1997. This increase was primarily the result of the acquisition of Survivair as well as additional advertising and marketing costs in the 1997 period.

Amortization of intangible assets declined from $2.1 million for the six months ended June 30, 1996 to $1.8 million for the six months ended June 30, 1997, as a result of the intangible asset for a favorable lease interest becoming fully amortized.

Operating Income   As a result of the foregoing, the Company's operating income declined from $16.5 million for the six months ended June 30, 1996 to $13.7 million for the six months ended June 30, 1997.

Other Expense (Income).   Other expense (income) was $0.5 million and $(0.6)
million for the six months ended June 30, 1996 and 1997, respectively. The Company had outstanding indebtedness totaling $49.0 million at January 1, 1996, that was fully repaid by April 1996, primarily with proceeds from the Company's initial public offering. The Company had no significant debt outstanding during the 1997 period. The change in other expense (income) is primarily due to a decrease in net interest expense from 1996 to 1997 that resulted from declining debt balances.

Income Taxes.   The Company's effective income tax rate was 41.3% during the
1997 period and 38.8% during the 1996 period. The effective rate was higher than the federal statutory rate due primarily to state and local taxes and because a tax benefit could not be recorded in the 1997 period for the non-recurring charge equal to $1.3 million for the purchase of Survivair's in-process research and development.

Net Income.   As a result of the foregoing, the Company's net income declined from $9.8 million for the six months ended June 30, 1996 to $8.4 million for the six months ended June 30, 1997. Excluding the effect of non-recurring acquisition-related adjustments, the Company's net income would have been $10.0 million in the 1997 period compared with $9.8 million in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     Gross cash flow (net income plus non-cash items) totaled $13.9 million during the 1997 period and $14.0 million during the 1996 period. Earnings before interest, taxes, depreciation and amortization (EBITDA) and before non-recurring acquisition-related charges totaled $19.6 million during the 1997 period and $20.4 million during the 1996 period.

     Excluding trade accounts receivable of Survivair at June 30, 1997, the Company's trade accounts receivable increased from $10.5 million at December 31, 1996 to $14.0 million at June 30, 1997. This increase resulted primarily from sales volume during the second quarter of 1997 that exceeded sales volume during the fourth quarter of 1996. Inventories increased from $17.5 million at December 31, 1996 to $23.1 million at June 30, 1997 entirely as a result of the acquisition of Survivair.

     Cash used in investing activities totaled $30.8 million in the 1997 period compared with $3.6 million in the 1996 period. The 1997 period includes $28.5 million expended for the acquisition of businesses, principally in connection with the Survivair acquisition. Capital expenditures totaled $2.4 million in the 1997 period and $3.5 million in the 1996 period.

     The acquisition of Survivair was financed principally from available cash balances. The Company borrowed $8.0 million in connection with the acquisition of Survivair under a term note. This borrowing was repaid in full during the second quarter of 1997, in part from proceeds from a revolving line of credit (see below).

     Effective May 21, 1997 the Company closed on a $28.0 million Revolving Line of Credit (the "New Facility") with Citizens Bank of Rhode Island ("Citizens"). The New Facility is available to fund future acquisitions and for other general corporate purposes. Principal outstanding under the New Facility is due in full on April 30, 1998 and bears interest at the rate per annum equal to LIBOR plus 0.7%. Principal outstanding totaled $4,900,000 at June 30, 1997. The New Facility is subject to annual renewal and is also subject to various covenants including a covenant to maintain a ratio of liabilities to tangible net worth of not more than 1.0:1.0.

     The Company had previously maintained an $8.0 million term credit facility (the "Prior Facility") with Citizens. The Prior Facility was terminated during May 1997 and all outstanding principal at termination ($3,000,000) was repaid through advances under the New Facility.

     The Company also maintains a $3.0 million revolving line of credit which is available for use by a wholly-owned subsidiary for its general working capital purposes. Significant terms and conditions relating to this facility are consistent with terms and conditions of the New Facility. There were no principal amounts outstanding under this facility at June 30, 1997.

     The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the remainder of 1997. The Company pursues a business strategy which includes acquisitions as an important element. The Company may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue additional common stock in order to fund investments, if any, resulting from its acquisition strategy.

SEASONALITY

The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity and annual weather patterns. Historically, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, the Company's business has been variable period to period due to other factors, including promotional activity undertaken by the Company in response to competitive pressures, market demand, production capacity, inventory levels, and other considerations.

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

Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (Statement 131) was issued in June 1997. Statement 131 requires disclosure of financial and descriptive information about reportable operating segments, and supersedes previously issued accounting principles concerning segment reporting. The Company is required to adopt the provisions of Statement 131 for periods beginning after December 15, 1997 (calendar year 1998 for the Company). Statement 131 will, at most, require certain additional disclosure in the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Annual Meeting of Stockholders held on May 19, 1997, the following actions were taken:

1. Election of Phillipe Bacou, Christophe Bacou, Walter Stepan, Philip B. Barr, Jr., Karl F. Ericson and Dr. Herbert A. Wertheim as directors, each for a one year term. The result of the vote of Stockholders was the same for each candidate, as follows:

                     Number of Shares
                     ----------------
       For              16,949,100
       Against                 570
       Withheld                  0

2. Ratification and approval of the Bacou USA, Inc. 1996 Non-Employee Directors Stock Option Plan, as described in the Proxy Statement and as adopted by the Board of Directors of the Company. The result of the vote of Stockholders was as follows:

                     Number of Shares
                     ----------------
       For              16,938,895
       Against               9,200
       Abstain               1,575
       Broker Non-Vote           0

3. Ratification and approval of the selection of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1997. The result of the vote of Stockholders was as follows:

                     Number of Shares
                     ----------------
       For              16,947,855
       Against                 720
       Abstain               1,095
       Broker Non-Vote           0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          Exhibit Number      Description Of Exhibit
          --------------      ----------------------

          Exhibit 4(a) Revolving Line of Credit Agreement dated May 21, 1997 by and between Bacou USA, Inc. and Citizens Bank of Rhode Island.

          Exhibit 4(b) Revolving Line of Credit Agreement dated May 21, 1997 by and between Uvex Safety, Inc. and Citizens Bank of Rhode Island.

          Exhibit 4(c) First Amendment to Revolving Line of Credit Agreement by and between Bacou USA, Inc. and Citizens Bank of Rhode Island.

          Exhibit 4(d) First Amendment to Revolving Line of Credit Agreement by and between Uvex Safety, Inc. and Citizens Bank of Rhode Island.

          Exhibit 11          Statement Re:  Computation of Per Share Earnings

          Exhibit 27          Financial Data Schedule

     (b) The registrant filed two reports on Form 8-K during the quarterly period ended June 30, 1997. The first report, dated April 14, 1997, was filed for the purpose of disclosing the execution of binding agreements to acquire Comasec and its wholly-owned subsidiary Survivair. The second report, dated May 30, 1997, was filed for the purpose of disclosing the closing of the acquisition of Comasec and its wholly-owned subsidiary Survivair.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1997

        BACOU USA, INC.
        (Registrant)


        /s/ PHILIP B. BARR, JR.                    /s/ JEFFREY T. BROWN
        ------------------------------             ----------------------------
        Philip B. Barr, Jr.,                       Jeffrey T. Brown
        Executive Vice President and               Corporate Controller and
        Chief Financial Officer                    Chief Accounting Officer