Form 10-Q
period 1997-09-30
BACOU USA INC
filed 1997-11-14
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________ to __________________


                                     0-28040
                         -------------------------------
                             COMMISSION FILE NUMBER

                         -------------------------------

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                    DELAWARE                                    05-0470688
                    --------
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND                  02917-1896
----------------------------------------------                  ----------
   (Address of principal executive offices)                     (Zip Code)




                                 (401) 233-0333
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 14, 1997 was 17,614,200.

                                 BACOU USA, INC.

                                      INDEX




   PART I.      FINANCIAL INFORMATION                                  PAGE NO.
                                                                       --------
   Item 1.      Financial Statements

                Consolidated Condensed Balance Sheets,
                September 30, 1997 and December 31, 1996                      3

                Consolidated Condensed Statements of Income,
                Three Months and Nine Months ended
                September 30, 1997 and 1996                                   4

                Consolidated Condensed Statements of Cash Flows,
                Nine Months Ended September 30, 1997 and 1996                 5

                Notes to Consolidated Condensed Financial Statements     6 -  7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8 - 12

   PART II.     OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                             13

   Signatures                                                                13

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         SEPTEMBER 30,         DECEMBER 31,
                                                            1997                  1996
                                                            ----                  ----
                                                          (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents                             $   2,705,347         $  21,033,261
  Trade accounts receivable, net                           18,867,617            10,500,190
  Inventories                                              24,888,138            17,483,418
  Prepaid expenses                                          3,654,706               992,174
  Deferred income taxes                                     1,518,000               762,000
                                                        -------------         -------------
    Total current assets                                   51,633,808            50,771,043
                                                        -------------         -------------
Property and equipment, net                                33,982,092            27,069,129
Intangible assets, net                                     71,769,077            47,268,964
                                                        -------------         -------------
    Total assets                                        $ 157,384,977         $ 125,109,136
                                                        =============         =============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $   8,400,000         $          --
  Accounts payable                                          3,378,741             4,015,904
  Accrued compensation and benefits                         4,494,953             3,162,699
  Other accrued expenses                                    4,256,237             1,786,473
  Income taxes payable                                        521,122             1,652,808
                                                        -------------         -------------
    Total current liabilities                              21,051,053            10,617,884
Deferred income taxes                                       7,175,000             2,084,000
                                                        -------------         -------------
    Total liabilities                                      28,226,053            12,701,884
                                                        -------------         -------------
Common stock subject to a put option, 595,000
  shares in 1997                                            9,730,000                    --
Stockholders equity:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 18,166,200 shares issued and
    17,611,800 shares outstanding in 1997 (including
    shares subject to a put option) and 17,312,200
    shares issued and outstanding in 1996                      17,571                17,312
  Additional paid-in capital                               70,744,648            66,514,906
  Treasury stock, 554,400 shares in 1997, at cost          (8,038,800)                   --
  Retained earnings                                        56,705,505            45,875,034
                                                        -------------         -------------
    Total stockholders' equity                            119,428,924           112,407,252
                                                        -------------         -------------
    Total liabilities and stockholders' equity          $ 157,384,977         $ 125,109,136
                                                        =============         =============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     1997              1996            1997            1996
                                                     ----              ----            ----            ----

Net sales.....................................  $ 35,744,384     $ 29,319,047     $ 94,455,271     $ 84,413,341
Cost of sales.................................    17,941,199       12,435,657       45,184,603       36,385,779
                                                ------------     ------------     ------------     ------------
Gross profit..................................    17,803,185       16,883,390       49,270,668       48,027,562

Operating expenses:
 Selling......................................     5,418,363        4,521,233       15,358,548       13,080,641
 Research and development.....................       391,545               --          488,588               --
 Purchased in-process research and development     2,420,656               --        3,720,656               --
 General and administrative...................     3,015,664        2,335,241        7,642,991        6,325,456
 Amortization of intangible assets............     1,092,692        1,041,039        2,912,546        3,143,249
                                                ------------     ------------     ------------     ------------
Total operating expenses......................    12,338,920        7,897,513       30,123,329       22,549,346
                                                ------------     ------------     ------------     ------------


Operating income..............................     5,464,265        8,985,877       19,147,339       25,478,216

Other expense (income):
 Interest expense.............................        13,815            6,476          117,676          818,072
 Interest income..............................        (8,027)        (155,282)        (388,555)        (257,539)
 Other........................................        86,079          (54,370)        (210,392)        (216,579)
                                                ------------     ------------     ------------     ------------
Total other expense (income)..................        91,867         (203,176)        (481,271)         343,954
                                                ------------     ------------     ------------     ------------

Income before income taxes....................     5,372,398        9,189,053       19,628,610       25,134,262
Income taxes..................................     2,918,942        3,533,520        8,798,139        9,723,920
                                                ------------     ------------     ------------     ------------

Net income....................................  $  2,453,456     $  5,655,533     $ 10,830,471     $ 15,410,342
                                                ============     ============     ============     ============

Net income per common and common
 equivalent share.............................  $       0.14     $       0.33     $       0.62     $       0.96
                                                ============     ============     ============     ============

Weighted average common and common
 equivalent shares............................    17,352,674       17,354,265       17,328,809       16,134,847
                                                ============     ============     ============     ============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended September 30,
                                                            ----------------------------------
                                                                 1997                 1996
                                                                 ----                 ----
                                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                                $ 10,830,471         $ 15,410,342
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                6,333,662            5,850,406
  Purchased in-process research and development                3,720,656                   --
  Deferred income taxes                                          (18,208)             552,699
  Change in assets and liabilities, net of effects of
   acquired companies:
    Trade accounts receivable                                 (2,712,506)          (3,417,758)
    Inventories                                                  760,639            2,192,483
    Prepaid expenses and other current assets                 (1,355,675)             (30,147)
    Accounts payable                                          (2,254,591)             167,229
    Accrued expenses                                             642,281              (27,764)
    Income taxes                                              (1,212,125)           2,419,220
                                                            ------------         ------------
    Net cash provided by operating activities                 14,734,604           23,116,710
                                                            ------------         ------------

Cash flows from investing activities:
  Capital expenditures                                        (3,517,425)          (7,360,650)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                      (27,921,377)             (33,089)
                                                            ------------         ------------
    Net cash used in investing activities                    (31,438,802)          (7,393,739)
                                                            ------------         ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                 8,000,000                   --
  Repayment of long-term debt                                 (8,000,000)         (49,000,000)
  Advances from notes payable, net                             6,355,084                   --
  Proceeds from issuance of common stock, net of
    expenses                                                      60,000           47,330,933
  Treasury stock acquired                                     (8,038,800)                  --
                                                            ------------         ------------
     Net cash used in financing activities                    (1,623,716)          (1,669,067)
                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents         (18,327,914)          14,053,904
Cash and cash equivalents at beginning of period              21,033,261            1,210,247
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  2,705,347         $ 15,264,151
                                                            ============         ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $    117,676         $    839,381
                                                            ============         ============

  Cash paid during the period for income taxes              $  9,731,506         $  6,769,280
                                                            ============         ============
  Fair value of common stock issued in connection with
   the acquisition of a business                            $ 13,900,000                   --
                                                            ============         ============


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells personal protective equipment, including non-prescription safety eyewear, frames for prescription eyewear, supplied air and air purifying respirators, gas monitors, equipment for testing breathing apparatus, vision screening equipment and laser safety eyewear.

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

2.   ACQUISITIONS

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

On September 30, 1997 the Company completed its acquisition of Biosystems, Inc. (Biosystems), a manufacturer of gas monitors and equipment for testing breathing apparatus. The Company acquired all of the outstanding common stock of Biosystems for an initial price of approximately $13.5 million, subject to certain closing adjustments, and payable in common stock of the Company. On September 30, 1997 the Company issued 850,000 shares of its common stock, having a fair value on that date of approximately $13.9 million, in connection with the acquisition of Biosystems. These shares will be held in escrow until a final determination of all closing adjustments is made. Shares equal to 70 percent of the total shares issued in connection with the acquisition of Biosystems are subject to a put option. The put option is exercisable at any time within 24 months following the closing date at a price equal to approximately $16 3/8 per share. In addition to the initial price, the Company may be obligated to pay additional amounts if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Additional payments, if any, are payable in common shares of the Company, except that the sellers may elect to receive up to $12.0 million in cash.

In accordance with generally accepted accounting principles, the cash paid and fair value of common stock issued to effect these acquisitions has been allocated to the fair value of assets purchased and liabilities assumed. In each case, the excess of acquisition price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 40 years. Amounts recorded as goodwill are subject to change based on the resolution of various outstanding closing adjustments and in the case of Biosystems, as a result of additional payments that may be made if operating results in the year 2000 exceed defined thresholds. The fair value of purchased in-process research and development was $1.3 million for Survivair and $2.4 million for Biosystems and has been charged to operating expenses at the respective dates of acquisition. The purchase price for these acquisitions has been allocated approximately as shown in the following table.

                                                          Survivair            Biosystems              Combined
                                                          ---------            ----------              --------
Working capital                                          $4,000,000            $1,000,000            $5,000,000
Property and equipment                                   $6,100,000              $700,000            $6,800,000
Identifiable intangible assets                           $4,300,000            $3,300,000            $7,600,000
Purchased in-process research and development            $1,300,000            $2,400,000            $3,700,000
Goodwill                                                $11,700,000            $6,500,000           $18,200,000


The acquisitions have been accounted for as purchases and, accordingly, operating results of the acquired companies have been included in the accompanying financial statements of the Company beginning with the respective acquisition dates. The following table presents pro forma results of operations of the Company as if these acquisitions had occurred as of January 1, 1996 (in thousands). The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets, assumed interest expense on the cash purchase price, and increased weighted shares outstanding for shares issued in connection with the acquisitions. Non-recurring charges resulting from the acquisitions have been excluded from the pro forma results. The pro forma information given does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                             1997           1996
                                             ----           ----
Net sales                                 $119,651        $117,903
Net income                                $ 16,871        $ 15,939
Net income per common and common
   equivalent share                       $   0.93        $   0.94
Weighted average common and common
   equivalent shares outstanding            18,179          16,985


3.   Trade Accounts Receivable

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $956,683 at September 30, 1997 and $791,531 at December 31, 1996.

4.   Inventories

Inventories consist of the following:

                                       September 30,              December 31,
                                           1997                        1996
                                       -------------              ------------

Raw material and supplies ..........   $ 9,699,120                 $ 6,005,983
Work-in-process ....................     4,037,485                   2,092,083
Finished goods .....................    11,151,533                   9,385,352
                                       -----------                 -----------
                                       $24,888,138                 $17,483,418
                                       ===========                 ===========






5.   Property, Equipment And Intangible Assets

Depreciation of property and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Accumulated depreciation and amortization totaled $10,516,892 at September 30, 1997 and $7,195,477 at December 31, 1996.

Intangible assets are amortized using the straight-line method over the estimated periods benefited. Accumulated amortization totaled $11,512,349 at September 30, 1997 and $8,600,454 at December 31, 1996.

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

ACQUISITIONS

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

The Company also acquired all of the capital stock of Biosystems, a manufacturer of gas monitors and equipment for testing breathing apparatus, on September 30, 1997. The initial acquisition price was approximately $13.5 million payable in common stock of the Company and is subject to certain closing adjustments. The initial acquisition price may be increased if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Except for the non-recurring charge for purchased in-process research and development which were recorded on September 30, 1997, operating results of Biosystems will be included in the financial statements of the Company beginning October 1, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                                    THREE MONTHS ENDED SEPTEMBER 30
                                         --------------------------------------------------
                                                 1997                       1996
                                                 ----                       ----

Net sales                                $35,744          100.0%     $29,319          100.0%
Cost of sales                             17,941           50.2       12,436           42.4
                                         -------          -----      -------          -----
Gross profit                              17,803           49.8       16,883           57.6
                                         -------          -----      -------          -----
Operating expenses:
  Selling                                  5,418           15.1        4,521           15.4
  Research and development                   391            1.1           --           --
  Purchased in-process research and
  development                              2,421            6.8           --           --
  General and administrative               3,016            8.4        2,335            8.0
  Amortization of intangible assets        1,093            3.1        1,041            3.5
                                         -------          -----      -------          -----
Total operating expenses                  12,339           34.5        7,897           26.9
                                         -------          -----      -------          -----
Operating income                           5,464           15.3        8,986           30.7
Other expense (income), net                   92            0.3         (203)          (0.7)
                                         -------          -----      -------          -----
Income before income taxes                 5,372           15.0        9,189           31.4
Income taxes                               2,919            8.2        3,533           12.1
                                         -------          -----      -------          -----
Net income                               $ 2,453            6.8%     $ 5,656           19.3%
                                         =======          =====      =======          =====


     Net Sales. Net sales increased 21.9% from $29.3 million for the three months ended September 30, 1996 to $35.7 million for the three months ended September 30, 1997. Net sales for the 1997 period included sales for Survivair of $6.4 million, accounting for the increase in total sales for the quarter. Excluding sales of discontinued product lines, net sales increased by 25.3% from $28.4 million in the 1996 period to $35.6 million in the 1997 period.

     Export sales represented 11.5% of net sales in the 1997 period and 6.5% of net sales in the 1996 period, increasing by 115.0% from 1996 to 1997. Export sales for the 1997 period included export sales for Survivair of $1.2 million.

     Cost of Sales. Cost of sales increased 44.3% from $12.4 million for the three months ended September 30, 1996 to $17.9 million for the three months ended September 30, 1997 primarily as a result of the acquisition of Survivair.

     Gross Profit. Gross profit increased 5.4% from $16.9 million for the three months ended September 30, 1996 to $17.8 million for the three months ended September 30, 1997. As a percentage of sales, gross profit was 49.8% in the 1997 period and 57.6% in the 1996 period. The Company's gross margin declined from the 1996 period to the 1997 period primarily due to the acquisition of Survivair. The gross margin of Survivair is lower than the combined gross margin of the Company's other subsidiaries. In addition, acquisition-related charges reduced gross profit by approximately $775,000 during the third quarter of 1997. Excluding these charges, gross margin for the 1997 period would have been 52.0%. Acquisition-related charges relating to Biosystems will reduce gross profit for the fourth quarter of 1997 by approximately $400,000.

    Operating Expenses. The acquisition of Biosystems has been accounted for as a purchase and accordingly, the purchase price has been allocated to the fair value of assets purchased and liabilities assumed. This allocation included the fair value of in-process research and development equal to $2.4 million. Accordingly, a non-recurring charge for purchased in-process research and development of Biosystems, in the amount of $2.4 million, was recorded in the 1997 period. Operating expenses, excluding the non-recurring charge and excluding amortization expense, increased from $6.9 million for the three months ended September 30, 1996 to $8.8 million for the three months ended September 30, 1997, primarily as a result of the acquisition of Survivair. Amortization of intangible assets for the 1997 period was essentially unchanged compared with the 1996 period, however, is expected to increase by approximately $400,000 on an annual basis as a result of the Biosystems acquisition.

     Operating Income. As a result of the foregoing, the Company's operating income declined from $9.0 million for the three months ended September 30, 1996 to $5.5 million for the three months ended September 30, 1997.

     Income Taxes. The Company's effective income tax rate was 54.3% in the 1997 period and 38.5% in the 1996 period. The effective rate was higher than the federal statutory rate of 35.0% due to state and local income taxes and, in the 1997 period, because a tax benefit cannot be recorded for the non-recurring charge equal to $2.4 million for the purchase of in-process research and development of Biosystems.

     Net Income. As a result of the foregoing, the Company's net income totaled $2.5 million in the 1997 period and $5.7 million in the 1996 period. Excluding the effect of non-recurring acquisition-related adjustments, the Company's net income would have been $5.4 million in the 1997 period compared with $5.7 million in the 1996 period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                          NINE MONTHS ENDED SEPTEMBER 30
                                          ------------------------------
                                            1997                    1996
                                            ----                    ----

Net sales                        $ 94,455         100.0%   $ 84,413       100.0%
Cost of sales                      45,185          47.8      36,386        43.1
                                 --------      --------    --------    --------
Gross profit                       49,270          52.2      48,027        56.9
                                 --------      --------    --------    --------
Operating expenses:
  Selling                          15,359          16.3      13,081        15.5
  Research and development            488           0.5        --          --
  Purchased in-process
   research and development         3,721           3.9        --          --
  General and administrative        7,643           8.1       6,325         7.5
  Amortization of intangible
  assets                            2,912           3.1       3,143         3.7
                                 --------      --------    --------    --------
  Total operating expenses         30,123          31.9      22,549        26.7
                                 --------      --------    --------    --------
Operating income                   19,147          20.3      25,478        30.2
Other expense (income), net          (481)         (0.5)        344         0.4
                                 --------      --------    --------    --------
Income before income taxes         19,628          20.8      25,134        29.8
Income taxes                        8,798           9.3       9,724        11.5
                                 --------      --------    --------    --------
Net income                       $ 10,830          11.5%   $ 15,410        18.3%
                                 ========      ========    ========    ========


Net Sales. Net sales increased 11.9% from $84.4 million for the nine months ended September 30, 1996 to $94.4 million for the nine months ended September 30, 1997. Net sales for the 1997 period include sales for Survivair of $8.8 million. There were no sales for Survivair included for the 1996 period. Excluding sales of discontinued product lines, net sales increased by 16.2% from $80.9 million in the 1996 period to $94.1 million in the 1997 period.

Export sales represented 11.0% of net sales in the 1997 period and 7.0% of net sales in the 1996 period, increasing by 75.7% from 1996 to 1997.

Cost of Sales. Cost of sales increased 24.2% from $36.4 million for the nine months ended September 30, 1996 to $45.2 million for the nine months ended September 30, 1997. The increase was primarily attributable to the acquisition of Survivair as well as higher production costs at Titmus Optical, Inc. (Titmus) during the first quarter of 1997.

Gross Profit. Gross profit increased from $48.0 million for the nine months ended September 30, 1996 to $49.3 million for the nine months ended September 30, 1997. As a percentage of net sales, gross profit was 52.2% for the 1997 period and 56.9% for the 1996 period. The Company's gross margin declined from the 1996 period to the 1997 period as a result of lower gross margins at Survivair, acquisition - related charges at Survivair totaling approximately $1.3 million, and higher production costs during the first quarter of 1997 at Titmus. Excluding the acquisition-related charge, the Company's gross margin for the 1997 period would have been 53.6%.

Operating Expenses. The Company has recorded during the 1997 period non-recurring charges equal to $3.7 million in the aggregate for purchased in-process research and development of Survivair and Biosystems. Operating expenses, excluding non-recurring charges and amortization expense, increased from $19.4 million for the nine months ended September 30, 1996 to $23.5 million for the nine months ended September 30, 1997. This increase was primarily the result of the acquisition of Survivair as well as additional advertising and marketing costs in the 1997 period.

Operating Income. As a result of the foregoing, the Company's operating income declined from $25.5 million for the nine months ended September 30, 1996 to $19.1 million for the nine months ended September 30, 1997.

Other Expense (Income). Other expense (income) was $0.3 million and $(0.5) million for the nine months ended September 30, 1996 and 1997, respectively. The Company had outstanding indebtedness totaling $49.0 million at January 1, 1996. This indebtedness was fully repaid by April 1996, primarily with proceeds from the Company's initial public offering. The Company has had lower levels of debt outstanding during the 1997 period, and the change in other expense (income) is primarily due to a decline in net interest expense from 1996 to 1997.

Income Taxes. The Company's effective income tax rate was 44.8% during the 1997 period and 38.7% during the 1996 period. The effective rate was higher than the federal statutory rate due to state and local taxes and, in the 1997 period, because a tax benefit cannot be recorded for non-recurring charges equal to $3.7 million for the purchase of in-process research and development of Survivair and Biosystems.

Net Income. As a result of the foregoing, the Company's net income declined from $15.4 million for the nine months ended September 30, 1996 to $10.8 million for the nine months ended September 30, 1997. Excluding the effect of non-recurring acquisition-related adjustments, the Company's net income would have been $15.4 million in both the i997 and 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

     Gross cash flow (net income plus non-cash items) totaled $20.9 million during the 1997 period and $21.8 million during the 1996 period. Earnings before interest, taxes, depreciation and amortization (EBITDA) and before non-recurring acquisition-related charges totaled $30.5 million during the 1997 period and $31.3 million during the 1996 period.

     Excluding trade accounts receivable acquired in connection with the Survivair and Biosystems acquisitions, the Company's trade accounts receivable increased from $10.5 million at December 31, 1996 to $13.9 million at September 30, 1997. This increase resulted primarily from sales volume during the third quarter of 1997 that exceeded sales volume during the fourth quarter of 1996. Inventories increased from $17.5 million at December 31, 1996 to $24.9 million at September 30, 1997 entirely as a result of the acquisitions of Survivair and Biosystems.

     Cash used in investing activities totaled $31.4 million in the 1997 period compared with $7.4 million in the 1996 period. The 1997 period includes $27.9 million expended for the acquisition of businesses, principally in connection with the Survivair acquisition. Capital expenditures totaled $3.5 million in the 1997 period and $7.4 million in the 1996 period.

     The acquisition of Survivair was financed principally from available cash balances. The Company borrowed $8.0 million in connection with the acquisition of Survivair under a term note. This borrowing was repaid in full during the second quarter of 1997, in part from proceeds from a revolving line of credit.

     Effective May 21, 1997 the Company closed on a $28.0 million Revolving Line of Credit (the "Revolving Facility") with Citizens Bank of Rhode Island ("Citizens"). The Revolving Facility is available to fund future acquisitions and for other general corporate purposes. Principal outstanding under the Revolving Facility is due in full on April 30, 1998 and bears interest at the rate per annum equal to LIBOR plus 0.7%. The Revolving Facility is subject to annual renewal and is also subject to various covenants including a covenant to maintain a ratio of liabilities to tangible net worth of not more than 1.0:1.0. Principal outstanding totaled $7.2 million at September 30, 1997. Biosystems maintained a line of credit facility which was terminated in October 1997 and all outstanding principal ($1.2 million at September 30, 1997) was repaid through advances under the Revolving Facility.

     The Company also maintains a $3.0 million revolving line of credit which is available for use by a wholly-owned subsidiary for its general working capital purposes. Significant terms and conditions relating to this facility are consistent with terms and conditions of the Revolving Facility. There were no principal amounts outstanding under this facility at September 30, 1997.

     During the third quarter of 1997 the Company purchased 554,000 unregistered shares in a privately negotiated transaction from a non-affiliated corporate investor at a purchase price of $14.50 per share, or a total of $8,038,800. These shares were held in treasury at September 30, 1997; however, in October 1997 the Board of Directors voted to retire and cancel these shares. Effective September 30, 1997 the Board of Directors also authorized an open market buyback program to purchase up to 300,000 shares of the Company's common stock. As of November 14, 1997 no shares had been purchased under this program.

     In connection with the Biosystems acquisition, the Company provided selling shareholders with a put option covering 70 percent of the shares (currently estimated to be 595,000 shares) issued in connection with that acquisition. The put options may be exercised within 24 months following the acquisition date at a price approximately equal to $16 3/8 per share. If the put options were exercised in full, the Company would be obligated to repurchase shares at a value totaling approximately $9,730,000.

     The Company believes that cash flow from operations together with available borrowing capacity are sufficient to fund working capital requirements, debt service requirements, and capital expenditures for the foreseeable future. The Company pursues a business strategy which includes acquisitions as an important element. The Company may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue additional common stock in order to fund investments, if any, resulting from its acquisition strategy.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

    EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
    --------------             ----------------------

    Exhibit 4(a)               Employment Agreement dated May 30, 1997 between Survivair, Inc. and Jack Bell
    Exhibit 4(b)               Employment Agreement dated May 30, 1997 between Survivair, Inc. and Robert
                               Hitchcock
    Exhibit 4(c)               Employment Agreement dated May 30, 1997 between Survivair, Inc. and Stephen E.
                               Wiser
    Exhibit 4(d)               Employment Agreement dated October 1, 1997 between Biosystems, Inc. and Jack Burt
    Exhibit 4(e)               Employment Agreement dated October 1 1997 between Biosystems, Inc. and Joseph
                               Burt
    Exhibit 4(f)               Employment Agreement dated October 1, 1997 between Biosystems, Inc. and Jeffrey M.
                               Whynall
    Exhibit 4(g)               First Amendment to Employment Agreement with Walter Stepan
    Exhibit 4(h)               Third Amendment to Employment Agreement with Philip B. Barr
    Exhibit 11                 Statement Re: Computation of Per Share Earnings
    Exhibit 27                 Financial Data Scbedule


(b) The registrant filed one report on Form 8-K during the quarterly period ended September 30, 1997. The report, dated May 30, 1997, was filed for the purpose of amending a previously filed Form 8-K relating to the acquisition of Comasec and its wholly-owned subsidiary Survivair, and provided financial statements of the businesses acquired and related pro-forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997



      BACOU USA, INC.
      (Registrant)

      /s/ Philip B. Barr, Jr.                     /s/Jeffrey T. Brown
      -------------------------------             ----------------------------
      Philip B. Barr, Jr.,                        Jeffrey T. Brown
      Executive Vice President and                Corporate Controller and
      Chief Financial Officer                     Chief Accounting Officer