Form 10-K
period 1997-12-31
BACOU USA INC
filed 1998-03-27
CIK 1006027

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  (MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED:

                               DECEMBER 31, 1997

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

                                   02917-1896
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

                              Yes  X        No
                                 ----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant computed on the basis of $17 1/2 per share (the closing price of such stock on March 2, 1998 on The Nasdaq Stock Market):
$87,172,995.

     As of March 2, 1998, there were 17,593,914 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated by reference in Part III hereof.
================================================================================

                               TABLE OF CONTENTS

            DESCRIPTION                                                   PAGE NUMBER
            -----------                                                   -----------
PART I
   Item 1   Business....................................................       1

   Item 2   Properties..................................................       9

   Item 3   Legal Proceedings...........................................       9

   Item 4   Submission of Matters to a Vote of Security Holders.........       9

PART II
   Item 5   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................       9

   Item 6   Selected Financial Data.....................................      10

   Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      11

   Item 8   Financial Statements and Supplementary Data.................      19

   Item 9   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      35

PART III
   Item 10  Directors and Executive Officers of the Registrant..........      35

   Item 11  Executive Compensation......................................      35

   Item 12  Security Ownership of Certain Beneficial Owners and
            Management..................................................      35

   Item 13  Certain Relationships and Related Transactions..............      35

PART IV
   Item 14  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................      35

Signatures..............................................................      40


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bacou USA, Inc. (the "Company" or "Bacou") designs, manufactures and sells products that protect the sight, hearing and respiratory systems of workers against occupational hazards, as well as related instrumentation including vision screeners, gas monitors and respiratory test equipment. The Company's products, which are marketed under the brand names Biosystems, Howard Leight Industries, Lase-R Shield, Pro-Tech, Survivair, Titmus and Uvex, are sold principally to industrial safety distributors, fire service distributors and optical laboratories.

RECENT DEVELOPMENTS

     Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. d/b/a Howard Leight Industries, a California corporation with its principal business location in San Diego, California, for cash consideration of approximately $120.0 million. Howard Leight Industries is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs. Operating results of Howard Leight Industries will be included in the consolidated financial statements of the Company beginning with the acquisition date.

     During 1997 the Company initiated a project to integrate various aspects of the operations of certain subsidiaries. An initial step in the project is the reorganization of all operating subsidiaries having similar distribution channels into one company. In December 1997 the Company established Bacou USA Safety, Inc. (Bacou Safety), combining Uvex Safety, Inc., Lase-R Shield, Inc., Survivair, Inc. (Survivair), and Pro-Tech Respirators, Inc. into Bacou Safety. The operations of Uvex Safety, Inc. and Lase-R Shield, Inc., with the exception of the manufacturing operations of these businesses, are now conducted as the Uvex Safety Division of Bacou Safety. The operations of Survivair and Pro-Tech Respirators, Inc. are now conducted as the Survivair Division of Bacou Safety. Effective December 10, 1997 the Company organized Uvex Safety Manufacturing, Inc. as a subsidiary of Bacou Safety for the purpose of conducting all manufacturing operations for the production of UVEX(R) brand and Lase-R Shield brand eyewear products. Concurrent with the acquisition of Howard Leight Industries the Company began to operate this business as the Howard Leight Division of Bacou Safety. During 1998 the Company intends to merge Biosystems, Inc. (Biosystems) into Bacou Safety and, subsequently, operate this business as the Biosystems Division of Bacou Safety. Titmus Optical, Inc. will continue to operate as a wholly-owned subsidiary of Bacou.

     The Company acquired all of the capital stock of Biosystems, a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, on September 30, 1997. The initial acquisition price was approximately $13.5 million payable in common stock of the Company, however, the initial acquisition price may be increased if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. The Company acquired all of the outstanding capital stock of Comasec Holdings, Inc. (Comasec) on May 30, 1997. The assets of Comasec consisted primarily of its wholly-owned subsidiary Survivair, a manufacturer of respiratory protection products. The acquisition was effected through merger and redemption transactions which have been accounted for as a purchase of all of the outstanding common stock of Comasec for $27.4 million in cash, subject to certain closing adjustments. The Company made a non-material acquisition of the assets of Lase-R Shield, Inc. in June 1997. Collectively the acquisitions of Survivair, Biosystems and Lase-R Shield are referred to as the "1997 Acquisitions."

     The Company has computer applications that are not currently year 2000 compliant. During 1997 the Company completed an evaluation of its computer applications and initiated a project to correct identified year 2000 deficiencies. A further discussion of this matter has been included within Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRODUCTS

  Protective Eyewear and Vision Screening Equipment

     The Company sells Uvex brand non-prescription protective eyewear in a wide variety of styles of spectacles and goggles. All Uvex products have polycarbonate lenses, which provide an impact resistant barrier. The lenses are protected by proprietary coatings which provide superior resistance to scratches and fogging. The Company also sells application specific protective eyewear, including laser protective eyewear under the Uvex, LaserVision and Lase-R Shield brands. The Company also sells Titmus brand metal and plastic frames for prescription protective eyewear, which accommodate corrective lenses and, when completed with lenses, meet the standards for protective eyewear. Bacou sells Titmus brand occupational vision screening equipment, used to determine whether an eye exam should be administered for prescribing corrective lenses.

  Air Purifying Respirators and Supplied Air Respirators

     The Company sells a complete line of reusable half mask and full face mask air purifying respirators under the Survivair and Pro-Tech brand names, as well as hazard specific cartridges and filters for removing various contaminants from the air. The Company also sells Survivair brand self-contained breathing apparatus for industrial and fire protection applications, as well as air line respirators. Supplied air respirators provide an independent source of breathable air for workers in atmospheres immediately dangerous to their life or health.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

     The Company sells Biosystems brand gas monitors and detectors, which sense and report the levels of certain gases in the atmosphere of a work site and identify hazardous conditions. The Company also sells PosiChek SCBA test-benches, which are computer controlled, automatic test-systems used to dynamically evaluate the proper performance of self-contained breathing apparatus.

  Hearing Protection

     The Company sells a full range of Howard Leight Industries brand hearing protection products, which reduce the risk of long-term hearing loss from exposure to excessive noise levels. Products include disposable and reusable earplugs, corded ear plugs, banded ear plugs, and ear muffs. Additionally, the Company sells Howard Leight Industries brand ear plug dispensers for easy distribution of hearing protection to workers.

  Backlog

     The Company's backlog totaled approximately $6.0 million at December 31, 1997 and $2.1 million at December 31, 1996.

MARKETING, SALES AND DISTRIBUTION

     The Company's products are sold principally through industrial safety distributors. Additional channels of distribution differ by product line. Laser protective eyewear products are sold in markets serving medicine, industry, research laboratories and universities, and worldwide by laser manufacturers as accessories with their products. Optical laboratories and optical retailers are the main channels for distribution of the Company's frames for prescription protective eyewear. Fire service distributors sell Survivair self-contained breathing apparatus and Biosystems gas detectors and respiratory test equipment. Uvex, Howard Leight, and Pro-Tech products are also marketed in the do-it-yourself consumer and retail markets. Howard Leight Industries products are also sold in the sport shooting market. All of the Company's products are marketed internationally, with Uvex brand products contractually limited to exports in North, South and Central America.

MANUFACTURING OPERATIONS

  Eye Protection Products

     The Company uses a highly automated injection molding process to manufacture the frames and lenses of its Uvex brand non-prescription protective eyewear. Frame components are molded in nylon, propionate and polyvinylchloride, and the lenses are molded from polycarbonate resin pellets. The Company manufac-tures Titmus brand frames for prescription protective eyewear in both metal and plastic. Metal products are made from wire in a process that includes cutting, bending, shaping, soldering, plating and colorizing. Plastic frames are produced by a computer controlled milling operation. Vision screeners are assembled using component parts manufactured by outside vendors.

  Air Purifying Respirators and Supplied Air Respirators

     The Company manufactures respirator bodies, cartridge and filter bodies, and certain other parts using injection and compression molding techniques. The Company produces most of its metal regulator parts using computer assisted machining operations. Finished respirators are assembled using these manufactured parts and components manufactured by outside vendors. Cartridges and filters for air purifying respirators are filled using high-speed, automated folding, filling and sealing machines.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

     The Company's gas detection products and test equipment for self-contained breathing apparatus are assembled using component parts manufactured by outside vendors. Component parts are requisitioned using a just-in-time approach, and material tracking is based on kanbans and electronically initiated inventory replenishment. Products are assembled using work cells.

  Disposable and Reusable Ear Plugs and Ear Muffs

     The Company manufactures its ear plug products using proprietary, high volume automated machinery and equipment which molds polyurethane foam and polyvinylchloride into ear plugs. Injection molding is used by the Company to produce head bands for its banded ear plug products and ear muff bodies. All products are assembled by the Company, except for two product lines of completed ear muffs which are manufactured by outside vendors.

RAW MATERIALS

     The Company's raw materials are generally available from multiple sources. Although single sources of supply are used for many raw materials, all of the Company's raw materials are currently readily available. The Company currently satisfies its requirements for (i) polycarbonate resin -- the primary raw material for production of non-prescription protective eyewear, (ii) polyurethane pre-polymer -- the primary raw material for production of foam hearing protection products and (iii) certain sensors -- the primary component of gas detection equipment, through single sources of supply. The loss of any source of supply for these and other raw materials, any disruption in such source's business or failure by it to meet the Company's needs on a timely basis, could cause shortages in raw materials and could have a material adverse effect on the Company's results of operations.

PRINCIPAL CUSTOMERS

     The Company had no individual customers that accounted for 10% or more of consolidated net sales in either 1997 or 1996. Sales to W.W. Grainger and its subsidiaries and to United American Sales accounted for 12% and 10%, respectively, of the Company's net sales during the fiscal year ended July 31, 1995. The loss of these or other principal customers could have a material adverse effect on the Company's operations and financial condition.

COMPETITION

     The personal protective equipment industry is highly fragmented, with industry participants ranging in size from small companies focusing on single types of personal protective equipment, to a few large multinational corporations which manufacture and supply many types of personal protective equipment. The Company believes that participants in the personal protective equipment industry compete primarily on the basis of product characteristics (such as design, style, fashion and functional performance), brand name recognition, service and price.

     The Company's astrospec family of eyewear products has enjoyed significant success resulting in many competitive copies produced overseas, imported to the United States and sold at lower price points than comparable UVEX(R) brand products. Although the Company has taken steps to introduce new, lower-priced products to compete in that market segment, astrospec copies may continue to enjoy success in the marketplace against the astrospec family of eyewear products. Sales of the astrospec family of eyewear products, including replacement lenses for such products, as a percentage of consolidated net sales, were 39.6% for the year ended December 31, 1997, 49.5% for the year ended December 31, 1996 and 68.8% for the fiscal year ended July 31, 1995. Sales of the astrospec family of products as a percentage of consolidated net sales has declined in recent years due to increases in net sales resulting from acquired businesses. An actual decline in demand for the astrospec family of products would adversely affect the Company's results of operations and financial condition.

     To maintain its market position, the Company must be competitive in the area of brand image, distribution, design, style, customer service, quality and price. Individual competitors have advantages and strength in different sectors of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of applications, delivery time and price. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not adversely affect its financial condition or operations.

INTELLECTUAL PROPERTY

     It is the Company's policy to protect its intellectual property through a range of measures, including trademarks, patents and confidentiality agreements.These rights are protected through the filing of applications for and registrations of trademarks and patents whenever such filings would provide greater protection than maintaining such information as unpatented trade secrets.

     The Company owns the trademark UVEX(R) for use in connection with protective eyewear and other safety products in all countries in North, Central and South America. Uvex Sports GmbH & Co. KG and Uvex Arbeitsschutz GmbH (together with their affiliates "Uvex Germany") has the right to use the UVEX(R) name in connection with sports products throughout the world and personal protective equipment products in countries outside of North, Central and South America. Pursuant to its agreement with Uvex Germany, the Company may sell personal protective equipment, including the astrospec family of products, under the UVEX(R) brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products, such as sunglasses or protective eyewear for sport activities, under the UVEX(R) brand name regardless of geographic area.

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

EMPLOYEES

     At December 31, 1997, the Company employed 940 people on a full-time basis. Approximately 280 employees comprise a bargaining unit represented by the United Steelworkers of America (AFL-CIO-CLC) under a contract which expires on September 13, 2000. The Company considers its relationship with its employees to be good and the Company has not experienced any work stoppages.

GOVERNMENT REGULATION AND INDUSTRIAL STANDARDS

     Government regulation mandating the use of personal protective equipment for certain job classifications and work site environments is the most significant factor in the creation of demand for personal protective equipment. OSHA generally regulates the workplace environments in which personal protective equipment must be worn and specifies the standards which such equipment must meet. Other government agencies further regulate the use of personal protective equipment and issue standards concerning the design and functionality of such equipment. The Company believes it is in compliance in all material respects with the regulations and standards of these agencies, and non-compliance with such regulations and standards in the past has not had a material effect on its business.

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

     OSHA specifies that respiratory protective equipment must meet application-specific performance standards which are set by NIOSH (National Institute for Occupational Safety and Health). In addition, many respiratory products require approval by NFPA (National Fire Protection Association). In order to achieve regulatory approval, the Company maintains and operates an on-site lab at its Santa Ana, California facility which is equipped to conduct all necessary tests under NIOSH, NFPA and other respiratory standards.

     The Company's hearing protection products are subject to ANSI Industrial Standard S12.6-1984. The Company's facility in San Diego, California includes a certified audiometric testing lab which exceeds standards and procedures outlined by regulatory requirements and the Audiology Society of America.

SEGMENT INFORMATION

     For purposes of segment reporting, the Company considers its operations to be within a single industry.

MANAGEMENT

     The names, positions, ages and business experiences during the past five years of the executive officers of the Company and its principal subsidiaries or divisions, as of March 16, 1998 are set forth below:

           NAME                                    POSITION WITH THE COMPANY                         AGE
           ----                                    -------------------------                         ---
Walter Stepan..............  Vice Chairman, President and Chief Executive Officer;                   59
                             Chairman and Chief Executive Officer of Bacou USA Safety,
                             Inc.; Chairman, President and Chief Executive Officer of Uvex Safety
                             Manufacturing, Inc., President of Uvex Safety, Chairman of Titmus,
                             Chairman of Biosystems

Philip B. Barr, Jr.........  Executive Vice President, Chief Financial Officer,                      46
                             Treasurer and Secretary; Vice Chairman of Bacou USA Safety, Inc.

Jeffrey T. Brown...........  Corporate Controller and Chief Accounting Officer                       38

Adrien W. Hebert...........  Manager of Corporate Development                                        47

Barry J. Kadets............  Chief Information Officer                                               55

J. Michael Vittoria........  Director of Human Resources                                             42

Raymond R. Baker...........  Senior Vice President -- Manufacturing and General Manager of Uvex      50
                             Safety Manufacturing

John J. Bell...............  President of Survivair                                                  53

Bradford L. Brooks.........  President and Chief Executive Officer of Titmus                         45

John F. Burt, Jr.*.........  President of Biosystems                                                 55

Joseph H. Burt*............  Vice President -- Sales of Biosystems                                   53

John Dean..................  President and Chief Operating Officer of Bacou USA Safety, Inc.,        48
                             President of Howard Leight

Thomas J. Goeltz...........  Senior Vice President -- Sales of Titmus                                54

Robert Hanover.............  Vice President -- Finance and Administration of Howard Leight           50

Robert Hitchcock...........  Vice President -- Sales and Marketing of Survivair                      54

Philip M. Johnson..........  Vice President -- Research & Development, Coatings and                  48
                             Quality Assurance of Uvex Safety

Richard J. Masters.........  Vice President -- Marketing of Titmus                                   55

Ken David Meyers...........  Vice President -- Operations of Howard Leight                           46

Harry D. Neff, II..........  Senior Vice President -- Sales Uvex Safety                              51

Richard F. Sustello........  Vice President -- Marketing of Uvex Safety                              41

Steven P. Tolisano.........  Vice President -- Finance of Uvex Safety                                48

Thomas A. Wagner...........  Vice President -- Manufacturing and Distribution of Howard Leight       38

Jeffrey M. Whynall.........  Vice President -- Engineering of Biosystems                             41

Stephen E. Wiser...........  Vice President -- Finance of Survivair                                  44

     Officers are elected annually by the Board of Directors of the respective entity and serve at the discretion of the Board.

     Mr. Stepan has been Vice Chairman of the Board, President and Chief Executive Officer of the Company since July 1995. Mr. Stepan has been President of Uvex Safety and its predecessors since 1988, and was Chief Executive Officer from 1988 until December 1997 when Uvex Safety was merged into Bacou USA Safety, of which Mr. Stepan is Chairman and Chief Executive Officer. Mr. Stepan has been Chairman of the Board of Titmus since September 1995 and Chairman of the Board of Biosystems since September 1997. From 1966 until his employment by the predecessor of Uvex Safety, Mr. Stepan was employed by Uvex Germany in various executive, sales and marketing capacities, including Vice President of Marketing and

Sales and President and Chief Executive Officer of a retail optical chain affiliated with Uvex Germany. Mr. Stepan is also a director of Bacou S.A., Bacou Far East Ltd., Uvex Winter Optical, Inc. and Uvex Sports, Inc. Uvex Winter Optical, Inc. and Uvex Sports, Inc. are affiliates of Uvex Germany.

     Mr. Barr has been the Executive Vice President of the Company since October 1996. He has been Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since joining the Company in August 1995 and Vice Chairman of Bacou USA Safety, Inc. since December 1997. From 1985 to 1995, Mr. Barr was a Partner of Edwards & Angell, the Company's primary outside counsel.

     Mr. Brown has been corporate controller and Chief Accounting Officer of the Company since joining the Company in August 1995. Prior to joining the Company Mr. Brown was a Senior Manager of KPMG Peat Marwick LLP, the Company's independent accountants and Mr. Brown was employed by KPMG Peat Marwick LLP from June 1982 to August 1995.

     Mr. Hebert has been Manager of Corporate Development of the Company since April 1997 and was a Financial Consultant to the Company from December 1996 until April 1997. Mr. Hebert was Vice President and Chief Financial Officer of Encon Systems, Inc. form June 1991 until February 1996.

     Mr. Kadets has been the Chief Information Officer of the Company since May 1997. Mr. Kadets was Chief Information Officer of Encore Computer Corp. from 1990 until May 1997.

     Mr. Vittoria has been Director of Human Resources of the Company since October 1997. Mr. Vittoria was Human Resources Manager of Promptus Communications from 1995 until employment with the Company, practiced law from 1994 until 1995, and was Senior Human Resources Specialist for Raytheon Company from 1984 until 1993.

     Mr. Baker has been Senior Vice President - Manufacturing and General Manager of Uvex Safety Manufacturing since 1997. He was Vice President Manufacturing of Uvex Safety from 1991 to 1997 and was Director of Manufacturing from 1989 to 1991. Prior to 1989, Mr. Baker was employed for 16 years by Martin-Copeland Co., a manufacturer of high fashion ophthalmic frames, where he served in various manufacturing capacities including Director of Engineering.

     Mr. Bell has been President of Survivair since 1992. He joined Survivair in 1983 and served as Vice President of Operations from 1989 to 1992. Mr. Bell has 30 years experience in manufacturing and engineering management including positions with Ford Motor Company and Fairchild Industries.

     Mr. Brooks has been President and Chief Executive Officer of Titmus since March 1998. Mr. Brooks was Vice President and General Manager of the Automated Systems Division of American Meter Company from 1995 to 1998 and President of Weschler Instruments Company from 1993 to 1995. Mr. Brooks has over 20 years experience in the areas of manufacturing, automation and quality improvement.

     Mr. John F. Burt, Jr. founded Biosystems in 1981 and has served as President since that date. He has over 30 years experience in the gas detection industry.

     Mr. Joseph Burt joined Biosystems in 1982 and has served as Vice President of Sales since that date. Prior to joining Biosystems, Mr. Joseph Burt had 15 years experience in the medical electronics industry.

     Mr. Dean has been Chief Executive Officer of Howard Leight Industries since 1993 and, prior to that time, was the Executive Vice President of Howard Leight Industries.

     Mr. Goeltz has been Senior Vice President - Sales of Titmus since January, 1997. Prior to January 1997, Mr. Goeltz was Vice President - Sales and Marketing of Titmus since 1989. Mr. Goeltz has held various sales and marketing positions at Titmus since 1976.

     Mr. Hanover has been Vice President of Finance and Administration of Howard Leight Industries since 1993. From 1983 until 1993 Mr. Hanover was Vice President and Controller of Princess Cruises.

     Mr. Hitchcock joined Survivair in 1987 and has served as its Vice President of Marketing and Sales since 1989. Mr. Hitchcock has over 30 years experience in the safety products industry.

     Mr. Johnson has been Vice President - Research & Development, Coatings and Quality Assurance of Uvex Safety Manufacturing and its predecessors since August 1992. Mr. Johnson has been employed by Uvex Safety Manufacturing and its predecessors since November 1989. Prior to 1989 Mr. Johnson was employed in various capacities at Gentex Optics, Inc. a manufacturer of coatings for polycarbonate optical lenses, for 18 years, the last ten of which he served as general manager.

     Mr. Masters joined Titmus in 1994 and has been Vice President - Marketing of Titmus since December 1996. From 1991 to 1994, Mr. Masters was Vice President of Sales and Marketing of Swank Optical.

     Mr. Meyers has been employed by Howard Leight Industries for 27 years and has served as its Chief Operating Officer since 1993. Prior to becoming Chief Operating Officer Mr. Meyers held several positions at Howard Leight Industries in the areas of research and development, purchasing and materials, and quality control.

     Mr. Neff has been Senior Vice President - Sales of Uvex Safety since 1997, and Vice President - Sales from 1992 until 1997. From 1990 to 1992, Mr. Neff was Director of Sales/Marketing of a predecessor to Uvex Safety. Prior to 1990, Mr. Neff spent 19 years in various sales and marketing positions at the Safety Products Division of American Optical Corporation, a manufacturer of personal protective equipment, including service as National Sales Manager.

     Mr. Sustello has been Vice President - Marketing of Uvex Safety since 1994. From 1993 to 1994, Mr. Sustello was Director of Marketing at Miller Equipment Company, a manufacturer of fall protection devices. From 1979 to 1993, Mr. Sustello held various positions with Willson Safety Products, a manufacturer of personal protective equipment.

     Mr. Tolisano has been Vice President - Finance of Uvex Safety and its predecessors since 1988. He joined a predecessor of Uvex Safety as Controller in 1980.

     Mr. Wagner joined Howard Leight Industries in March 1995, has served as its Vice President Manufacturing and Distribution since December 1997, and served as Director of Operations since June 1995. Prior to employment with Howard Leight Industries Mr. Wagner held the position of Operations Manager at Mission Furniture.

     Mr. Whynall has been Vice President of Engineering of Biosystems since September 1997 and served as Engineering Manager from April 1985 until that time.

     Mr. Wiser joined Survivair in 1987 and has served as its Vice President of Finance since 1989. Mr. Wiser served as Group Controller for Comasec International, S.A. from 1984 to 1989.

     * Mr. John F. Burt, Jr. and Mr. Joseph Burt are brothers.

ITEM 2.  PROPERTIES

     The following table sets forth the location of the facilities which the Company owns or leases, the square footage and the principal function of each such facility.

                                         APPROXIMATE
              LOCATION                 SQUARE FOOTAGE                       FUNCTION
              --------                 --------------                       --------
Smithfield, Rhode Island.............      127,000       Corporate headquarters; manufacturing,
                                                         assembly, warehousing and distribution facility
                                                         for uvex(R) and Lase-R Shield brand products
San Diego, California................      100,000       Manufacturing, assembly, warehousing and
                                                         distribution of Howard Leight Industries(R)
                                                         brand products.
Tijuana, Mexico......................       49,000       Light manufacturing and assembly of Howard
                                                         Leight Industries(R) brand products.
Petersburg, Virginia.................      130,000       Manufacturing, assembly, warehousing and
                                                         distribution facility for Titmus(R) brand
                                                         products
Santa Ana, California................       93,000       Manufacturing, assembly, warehousing and
                                                         distribution of Survivair(R) and Pro-Tech(R)
                                                         brand products
Middletown, Connecticut..............       45,000       Assembly, warehousing and distribution facility
                                                         for Biosystems(R) brand products
Smithfield, Rhode Island.............       32,000       Warehousing facility for uvex(R) brand products
Bollington, Cheshire, U.K............       20,000       Sales office; warehousing and distribution
                                                         facility
Florence, Kentucky...................       20,000       Warehousing and distribution facility
Albuquerque, New Mexico..............          900       Regional sales office
Shafer, Minnesota....................          700       Regional sales office and administrative
                                                         operations

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

     For information regarding the U.S. market, high and low quarterly sales prices and dividends, see Note 12 to the consolidated financial statements included in Item 8 herein. As of March 2, 1998, the closing price for the Company's common stock was $17 1/2 per share and there were approximately 24 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and the Predecessor Business for the periods indicated. Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31.

     Selected financial data for each of the years ended July 31, 1993, 1994 and 1995, the five months ended December 31, 1995, and the years ended December 31, 1996 and 1997 were derived from financial statements of the Company and the Predecessor Business which were audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report with respect to the fiscal year ended July 31, 1995, the five months ended December 31, 1995, and the years ended December 31, 1996 and 1997 appears elsewhere herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere herein.

                                                                                                                    PREDECESSOR
                                                                 THE COMPANY                                         BUSINESS
                             ------------------------------------------------------------------------------------   -----------
                                                           FIVE MONTHS                                               AUGUST 1,
                              YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED    YEAR ENDED     APRIL 16       1992 TO
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JULY 31,      JULY 31,     TO JULY 31,    APRIL 15,
                               1997(1)          1996         1995(2)        1995(3)        1994          1993          1993
                             ------------   ------------   ------------   ----------    -----------   -----------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales..................    $130,869       $109,268       $ 36,827       $71,988       $53,927       $13,732       $23,523
Cost of sales..............      64,467         47,355         18,525        31,016        22,186         7,097        11,261
                               --------       --------       --------       -------       -------       -------       -------
Gross profit...............      66,402         61,913         18,302        40,972        31,741         6,635        12,262
Operating expenses:
  Selling..................      21,658         17,074          5,891         9,781         8,719         1,665         3,962
  Research and
    development............       1,110             --             --            --            --            --            --
  Purchased in-process
    research and
    development............       3,721             --             --            --            --            --            --
  General and
    administrative.........      11,184          9,176          2,609         4,080         3,206           859         1,690
  Amortization of
    intangible assets......       4,095          4,039          1,515         2,506         1,467           428            --
                               --------       --------       --------       -------       -------       -------       -------
      Total operating
        expenses...........      41,768         30,289         10,015        16,367        13,392         2,952         5,652
                               --------       --------       --------       -------       -------       -------       -------
Operating income...........      24,634         31,624          8,287        24,605        18,349         3,683         6,610
Other expense (income),
  net......................        (376)            45          1,054         1,287           333           116           (70)
                               --------       --------       --------       -------       -------       -------       -------
Income before income taxes
  and minority interest....      25,010         31,579          7,233        23,318        18,016         3,567         6,680
Minority interest share of
  income...................          --             --             --         1,920         6,164         1,257            --
Income taxes...............      10,588         12,202          2,917         8,343         4,371           664         2,719
                               --------       --------       --------       -------       -------       -------       -------
Net income(5)..............    $ 14,422       $ 19,377       $  4,316       $13,055       $ 7,481       $ 1,646       $ 3,961
                               ========       ========       ========       =======       =======       =======       =======
Basic earnings per
  share(4)(5)..............    $   0.83       $   1.18       $   0.31       $  0.94       $  0.57       $  0.12
Diluted earnings per
  share(4)(5)..............    $   0.83       $   1.18       $   0.31       $  0.94       $  0.57       $  0.12
Weighted average shares
  outstanding:
Basic......................      17,383         16,406         13,860        13,860        13,167        13,167
Diluted....................      17,410         16,436         13,860        13,860        13,167        13,167
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital............    $ 34,509       $ 40,820       $  4,406       $11,838       $13,856       $ 8,601
Total assets...............     152,351        125,109        104,469        76,526        51,173        38,715
Total debt.................          --             --         49,000        27,800         9,170        11,420
Common Stock subject to a
  put option...............       9,450             --             --            --            --            --
Stockholders' equity.......     122,902        112,407         45,698        41,382        28,327        19,646

---------------

(1) Includes the operating results of Survivair, Inc. from June 1, 1997 and of Biosystems, Inc. from September 30, 1997.

(2) Includes the operating results of Titmus Optical, Inc. from October 1, 1995.

(3) Includes the operating results of Pro-Tech Respirators, Inc. from April 1, 1995. Amounts also reflect the acquisition of a one-third minority interest in the business of Uvex Safety effective October 31, 1994.

(4) There were no cash dividends declared or paid by the Company during any of the periods presented.

(5) Excluding acquisition-related non-recurring amounts the Company's net income, and both basic and diluted earnings per share, would have been as follows for each of the periods presented:

                                                                                                                    PREDECESSOR
                                                                 THE COMPANY                                         BUSINESS
                             ------------------------------------------------------------------------------------   -----------
                                                           FIVE MONTHS                                               AUGUST 1,
                              YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED    YEAR ENDED     APRIL 16       1992 TO
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JULY 31,      JULY 31,     TO JULY 31,    APRIL 15,
                                 1997           1996           1995          1995          1994          1993          1993
                             ------------   ------------   ------------   ----------    -----------   -----------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.................    $19,498        $19,377         $5,811        $14,096       $7,481        $2,474        $3,961
Basic and diluted earnings
  per share................    $  1.12        $  1.18         $ 0.42        $  1.02       $ 0.57        $ 0.19

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     Statements contained in this discussion or elsewhere herein that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal periods. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

BACKGROUND

     Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. d/b/a Howard Leight Industries, a California corporation with its principal business location in San Diego, California, for cash consideration of approximately $120.0 million. Howard Leight Industries is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs. Operating results of Howard Leight Industries will be included in the consolidated financial statements of the Company beginning with the acquisition date.

     The Company acquired all of the outstanding capital stock of Comasec Holdings, Inc. (Comasec) on May 30, 1997. The assets of Comasec consisted primarily of its wholly-owned subsidiary Survivair, Inc. (Survivair) a manufacturer of respiratory protection products. The acquisition was effected through merger and redemption transactions which have been accounted for as a purchase of all of the outstanding common stock of Comasec for $27.4 million in cash, subject to certain closing adjustments. The Company also acquired all of the capital stock of Biosystems, Inc. (Biosystems), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, on September 30, 1997. The initial acquisition price was approximately $13.5 million payable in common stock of the Company, however, the initial acquisition price may be increased if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Finally, the Company made a non-material acquisition of the assets of Lase-R Shield, Inc. in June of 1997. Collectively the acquisitions of Survivair, Biosystems and Lase-R Shield are referred to in the following discussion as the "1997 Acquisitions." Operating results for the 1997 Acquisitions have been included in the consolidated financial statements of the Company beginning with the respective acquisition dates.

     The Company acquired the business of Pro-Tech Respirators, Inc. effective March 31, 1995 for approximately $6.8 million, and the Company acquired all of the outstanding capital stock of Titmus Optical, Inc. ("Titmus") effective September 29, 1995 for approximately $27.3 million (collectively, the "1995 Acquisitions"). Operating results for the 1995 Acquisitions have been included in the consolidated financial statements of the Company beginning with the respective acquisition dates. The Company also acquired a one-third interest in the business of Uvex Safety (the "Minority Interest Acquisition") effective October 31, 1994.

     In connection with the 1997 Acquisitions a portion of the acquisition price was allocated to the fair value of purchased in-process research and development. These amounts were charged to operating expenses in full upon the date of acquisition and are referred to in the accompanying discussion as the "Acquisition-Related R&D Charges". In connection with the 1997 Acquisitions and the 1995 Acquisitions acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts are referred to in the accompanying discussion as the "Acquisition-Related Inventory Adjustments". The Company also recorded acquisition-related charges during 1997 totaling $150,000 that are included with general and administrative expenses. Collectively, the 1997 items are referred to in the following discussion as the "1997 Acquisition-Related Adjustments".

     In March 1996 the Company completed an initial public offering of its common stock. Proceeds from the sale of 3,450,000 shares, totaling $47.3 million net of expenses of issuance, were used primarily to repay outstanding bank indebtedness.

     Effective August 1, 1995 the Company changed its fiscal year end from July 31 to December 31. The following discussion compares operating results for the years ended December 31, 1997 and 1996, and the years ended December 31, 1996 and July 31, 1995. A separate discussion has also been included that compares operating results for the transition period, August 1, 1995 to December 31, 1995, with the comparable five-month period in 1994.

RESULTS OF OPERATIONS

     The following table presents selected operating data of the Company and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

                                            YEAR ENDED            YEAR ENDED          YEAR ENDED
                                        DECEMBER 31, 1997     DECEMBER 31, 1996      JULY 31, 1995
                                        ------------------    ------------------    ---------------
Net sales.............................  $130,869    100.0%    $109,268    100.0%    $71,988   100.0%
Cost of sales (1).....................    64,467     49.3       47,355     43.3      31,016    43.1
                                        --------    -----     --------    -----     -------   -----
Gross profit..........................    66,402     50.7       61,913     56.7      40,972    56.9
                                        --------    -----     --------    -----     -------   -----
Operating expenses:
     Selling..........................    21,658     16.6       17,074     15.6       9,781    13.6
     Research and development.........     1,110      0.8           --       --          --      --
     Purchased in-process research and
       development(2).................     3,721      2.8           --       --          --      --
     General and administrative(3)....    11,184      8.6        9,176      8.4       4,080     5.6
     Amortization of intangible
       assets.........................     4,095      3.1        4,039      3.7       2,506     3.5
                                        --------    -----     --------    -----     -------   -----
     Total operating expenses.........    41,768     31.9       30,289     27.7      16,367    22.7
                                        --------    -----     --------    -----     -------   -----
Operating income......................    24,634     18.8       31,624     29.0      24,605    34.2
Other expense (income), net...........      (376)    (0.3)          45      0.1       1,287     1.8
                                        --------    -----     --------    -----     -------   -----
Income before income taxes and
  minority interest...................    25,010     19.1       31,579     28.9      23,318    32.4
Minority interest share of income.....        --       --           --       --       1,920     2.7
Income taxes..........................    10,588      8.1       12,202     11.2       8,343    11.6
                                        --------    -----     --------    -----     -------   -----
Net income(4).........................  $ 14,422     11.0%    $ 19,377     17.7%    $13,055    18.1%
                                        ========    =====     ========    =====     =======   =====

---------------

(1) Includes Acquisition-Related Inventory Adjustments totaling $2,053,000 for the year ended December 31, 1997 and $1,707,000 for the year ended July 31, 1995.

(2) 1997 amounts represent Acquisition-Related R&D Charges.

(3) Includes acquisition-related charges totaling $150,000 for the year ended December 31, 1997.

(4) On an after-tax basis, Acquisition-Related Adjustments totaled $5,076,000 for the year ended December 31, 1997 and Acquisition-Related Inventory Adjustments totaled $1,041,000 for the year ended July 31, 1995.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased 19.8% from $109.3 million for the year ended December 31, 1996 to $130.9 million for the year ended December 31, 1997. Sales during 1997 resulting from the 1997 Acquisitions totaled $21.5 million. During the fourth quarter of 1996 the Company withdrew from the business of selling completed prescription eyewear. As a result, net sales declined from the 1996 period to the 1997 period by approximately $3.2 million. Excluding sales from the 1997 Acquisitions and excluding sales in 1996 from the discontinued product line, the Company's net sales increased by 3.6%, principally as a result of increased units shipped. Export sales totaled $15.2 million or 11.6% of net sales for the 1997 period. Excluding sales resulting from the 1997 Acquisitions, export sales increased by 50.0% from 1996 to 1997.

     Cost of Sales. Cost of sales increased 36.1% from $47.4 million for the year ended December 31, 1996 to $64.5 million for the year ended December 31, 1997. The increase was primarily attributable to increased sales volume and Acquisition-Related Inventory Adjustments resulting from the 1997 Acquisitions.

     Gross Profit. Gross profit increased 7.2% from $61.9 million for the year ended December 31, 1996 to $66.4 million for the year ended December 31, 1997. Excluding the effect of Acquisition-Related Inventory Adjustments, the Company's gross margin would have been 52.3% in the 1997 period compared with 56.7% in the 1996 period. The Company's gross margin declined from the 1996 period to the 1997 period principally as a result of lower margins at acquired businesses. Inclusion of operating results for the 1997 Acquisitions for a full year in 1998 will, and any future acquisitions may, further reduce the Company's gross margin; however, the acquisition of Howard Leight Industries is expected to favorably influence (exclusive of non-recurring adjustments) the gross margin in 1998.

     During 1997 the Company experienced a reduction in the average selling price of many of its eyewear product lines as a response to lower priced competitive products. Lower average selling prices resulted in a reduction of the gross margin from 1996 to 1997 of about one percentage point. The Company believes competitive pressures may limit its ability to increase prices to previous levels.

     In addition to the above factors, the Company's gross margin during 1997 was reduced by higher production costs at Titmus. These higher costs occurred primarily during the first quarter of 1997 and resulted from disruption in production caused by relocation to a new facility and, interruption in production and quality problems both associated with a newly acquired plating line.

     Operating Expenses. Operating expenses increased 37.9% from $30.3 million for the year ended December 31, 1996 to $41.7 million for the year ended December 31, 1997. Excluding Acquisition-Related R&D Charges totaling $3.7 million, operating expenses increased 25.6% from $30.3 million for the year ended December 31, 1996 to $38.0 million for the year ended December 31, 1997. This increase resulted principally from the 1997 Acquisitions. In addition, selling expenses as a percentage of sales increased from 15.6% in the 1996 period to 16.6% in the 1997 period, principally as a result of expansion of the Company's international sales force, higher advertising and promotion costs, and somewhat higher product development costs.

     Operating Income. As a result of the foregoing, the Company's operating income decreased 22.1% from $31.6 million for the year ended December 31, 1996 to $24.6 million for the year ended December 31, 1997. Excluding 1997 Acquisition-Related Adjustments, operating income decreased 3.4% from $31.6 million in 1996 to $30.5 million in 1997.

     Other Expense (Income). Other expense (income) was $(400,000) for the year ended December 31, 1997 and $50,000 for the year ended December 31, 1996. The Company had lower average levels of debt outstanding during the 1997 period, and the change in other expense (income) is primarily due to a decline in net interest expense from 1996 to 1997. As explained more fully in the discussion of Liquidity and Capital Resources, the Company borrowed $124.3 million in February 1998 in connection with the acquisition of Howard Leight Industries. As a result, net interest costs during 1998 are expected to be significantly higher than in the 1997 and 1996 periods.

     Income Taxes. The Company's effective income tax rate was 42.3% during the 1997 period and 38.6% during the 1996 period. The effective rate was higher than the federal statutory rate due to state and local income taxes and, in the 1997 period, because a tax benefit cannot be recorded for the Acquisition-Related R&D Charges totaling $3.7 million. Excluding the effect of Acquisition-Related R&D Charges, the effective income tax rate for 1997 would have been 37.1%.

     Net Income. As a result of the foregoing, the Company's net income decreased 25.6% from $19.4 million for the year ended December 31, 1996 to $14.4 million for the year ended December 31, 1997. Excluding 1997 Acquisition-Related Adjustments, net income increased from $19.4 million in 1996 to $19.5 million in 1997.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED JULY 31, 1995

     Net Sales. Net sales increased 51.8% from $72.0 million for the year ended July 31, 1995 to $109.3 million for the year ended December 31, 1996. This increase was primarily the result of inclusion of the operations of Titmus. Sales of non-prescription eyewear, including sales of products introduced late in the second quarter of 1996, also contributed to increased sales during 1996. Net sales were reduced by the effect of the discontinuation of original equipment manufacture (OEM) sales of ski goggles and sales of a certain respiratory product line. Export sales, excluding export sales of Titmus, increased by 64% from the 1995 period to the 1996 period. Export sales represented 7.3% of net sales in the 1996 period and 5.8% of net sales in the 1995 period.

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

     Gross Profit. Gross profit increased 51.1% from $41.0 million for the year ended July 31, 1995 to $61.9 million for the year ended December 31, 1996. Excluding the effect of Acquisition-Related Inventory Adjustments, the Company's gross margin would have been 56.7 % in the 1996 period and 59.3% in the 1995 period. The Company's gross margin declined from the 1995 period to the 1996 period as a result of including the operations of Titmus, which have lower gross margins than the combined gross margin of the Company's other subsidiaries. The decrease in gross margin resulting from the acquisition of Titmus was offset in part by labor and other cost reductions at other subsidiaries.

     Operating Expenses. Operating expenses increased 85.1% from $16.4 million for the year ended July 31, 1995 to $30.3 million for the year ended December 31, 1996. The increase resulted primarily from the 1995 Acquisitions and to a lesser extent from additional administrative costs which became necessary as a result of Bacou USA, Inc. becoming a public reporting company.

     Operating Income. As a result of the foregoing, the Company's operating income increased 28.5% from $24.6 million for the year ended July 31, 1995 to $31.6 million for the year ended December 31, 1996.

     Other Expense, Net. Other expense, net was $1.3 million for the year ended July 31, 1995 and $50,000 for the year ended December 31, 1996. The 1995 period included net interest expense which totaled $1.5 million. Indebtedness of the Company was repaid in full during April 1996 and therefore net interest expense during the 1996 period was reduced to $0.4 million.

     Minority Interest Share of Income. The minority interest share of income represented the income attributable to the holder of the one-third minority interest in Uvex Safety. Subsequent to October 31, 1994, the Company owned the entire business of Uvex Safety. As a result, no minority interest share of income has been recorded for any periods after October 31, 1994.

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

                                                              FIVE MONTHS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                  1995              1994
                                                                  ----              ----
Net sales..................................................  $36,827   100.0%  $27,859   100.0%
Cost of sales..............................................   18,525    50.3    12,693    45.6
                                                             -------   -----   -------   -----
Gross profit...............................................   18,302    49.7    15,166    54.4
Operating expenses:
  Selling..................................................    5,891    16.0     3,808    13.7
  General and administrative...............................    2,609     7.1     1,709     6.1
  Amortization of intangible assets........................    1,515     4.1       828     3.0
                                                             -------   -----   -------   -----
  Total operating expenses.................................   10,015    27.2     6,345    22.8
                                                             -------   -----   -------   -----
Operating income...........................................    8,287    22.5     8,821    31.6
Other expense, net.........................................    1,054     2.9       211     0.7
                                                             -------   -----   -------   -----
Income before income taxes and minority interest...........    7,233    19.6     8,610    30.9
Minority interest share of income..........................       --      --     1,920     6.9
Income taxes...............................................    2,917     7.9     2,609     9.4
                                                             -------   -----   -------   -----
Net income.................................................  $ 4,316    11.7%  $ 4,081    14.6%
                                                             =======   =====   =======   =====

     Net Sales. Net sales increased 32.2% from $27.9 million for the five months ended December 31, 1994 to $36.8 million for the five months ended December 31, 1995. This increase was primarily the result of the 1995 Acquisitions and to a lesser extent increased sales of the astrospec family of products. Export sales represented 6.8% of net sales in the 1995 period and 4.5% of net sales in the 1994 period.

     During the 1995 period, the Company discontinued OEM sales of ski goggles and sales of a certain respiratory product line. Excluding sales of the discontinued product lines, net sales increased 40.1% from $25.7 million for the 1994 period to $36.0 million for the 1995 period.

     Cost of Sales. Cost of sales increased 45.9% from $12.7 million for the five months ended December 31, 1994 to $18.5 million for the five months ended December 31, 1995. The increase was primarily attributable to Acquisition-Related Inventory Adjustments (see "Gross Profit" below), increased sales volume and, to a lesser extent, higher raw material costs. The increase in raw material costs was the result of price increases for polycarbonate resin, the primary raw material for manufacturing non-prescription protective eyewear lenses.

     Gross Profit. Gross profit increased 20.7% from $15.2 million for the five months ended December 31, 1994 to $18.3 million for the five months ended December 31, 1995. Excluding the effect of Acquisition-Related Inventory Adjustments, the Company's gross margin would have been 58.2% in 1994 and 56.4% in 1995.

     Operating Expenses. Operating expenses increased 57.8% from $6.3 million for the five months ended December 31, 1994 to $10.0 million for the five months ended December 31, 1995. The increase resulted primarily from the 1995 Acquisitions, increased amortization expense due to the 1995 Acquisitions and the Minority Interest Acquisition, and to a lesser extent from the addition of employees at Bacou USA, Inc.

     Operating Income. As a result of the foregoing, the Company's operating income decreased 6.1% from $8.8 million for the five months ended December 31, 1994 to $8.3 million for the five months ended December 31, 1995. Excluding the effect of Acquisition-Related Inventory Adjustments operating income would have been $9.9 million for the 1994 period and $10.7 million for the 1995 period.

     Other Expense, Net. Other expense, net was $0.2 million and $1.1 million for the five months ended December 31, 1994 and 1995, respectively. These amounts included net interest expense which totaled $0.3 million and $1.1 million, respectively. The increase resulted from additional borrowings to finance the Minority Interest Acquisition and the 1995 Acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity has historically been derived from internal cash flow provided by operations and from bank borrowings. Earnings before interest, taxes, depreciation and amortization (EBITDA) and before 1997
Acquisition-Related Adjustments, totaled $39.2 million in 1997 and $39.1 million in 1996.

     Cash used in investing activities increased from $10.9 million for the year ended December 31, 1996 to $35.4 million for the year ended December 31, 1997. The 1997 period includes cash payments for the purchase of Survivair and other direct costs of acquisition incurred in connection with the 1997 Acquisitions totaling $28.6 million. The acquisition of Survivair was financed principally from available cash balances.

     In connection with the Biosystems acquisition, the Company provided selling shareholders with a put option covering 70 percent of the shares issued in connection with that acquisition, or approximately 578,000 shares. The put options may be exercised within 24 months following the acquisition date at a price approximately equal to $16 3/8 per share. If the put options were exercised in full, the Company would be obligated to repurchase shares at a value totaling approximately $9.5 million.

     Capital expenditures totaled $10.7 million in the 1996 period and $6.8 million in the 1997 period. Capital spending was higher in the 1996 period as a result of the construction of a new manufacturing facility for Titmus at a cost of approximately $6.0 million. The Company expects capital spending in 1998 to approximate $8.0 to $10.0 million exclusive of capital spending requirements of Howard Leight Industries. At December 31, 1997 the Company had commitments outstanding for the purchase of machinery and equipment totaling approximately $1.1 million.

     Cash used in financing activities increased from $1.7 million for the year ended December 31, 1996 to $10.0 million for the year ended December 31, 1997. The 1997 period includes the purchase of 554,400 unregistered shares in a privately negotiated transaction from a non-affiliated corporate investor at a purchase price of $14.50 per share, or a total of $8.0 million. Effective September 30, 1997 the Board of Directors also authorized an open market buyback program to purchase up to 300,000 shares of the Company's common stock. As of December 31, 1997, no shares had been purchased under this program. During 1996 the Company repaid indebtedness totaling $49.0 million principally from proceeds, totaling $47.3 million, received in connection with the initial public offering of 3.5 million shares.

     At December 31, 1997 the Company maintained a $28.0 million Revolving Line of Credit (the "Revolving Facility") and a subsidiary maintained a $3.0 million line of credit (the "Subsidiary Facility"), both with Citizens Bank of Rhode Island. In February 1998, the Company terminated the Subsidiary Facility and increased the Revolving Facility to $31.0 million. The Revolving Facility is available to fund acquisitions and for other general corporate purposes. Principal outstanding under the Revolving Facility is due in full on May 31, 2000 and bears interest at a rate per annum equal to three month LIBOR plus 0.7%. The Revolving Facility is subject to annual renewal thereafter and is also subject to various financial and other covenants. In February 1998 the Company entered into a Credit Line Agreement with Banque Nationale de Paris (the "BNP Credit Line"). The BNP Credit Line provides for borrowings in the amount of $110.0 million for the purpose of financing the acquisition of Howard Leight Industries, bears interest at an annual rate equal to three month LIBOR plus 0.3%, requires principal repayments in equal quarterly installments over seven years, and requires interest payments quarterly. In addition, the Company is required to pay quarterly a commitment fee equal to 0.2% per annum on the outstanding balance. In connection with the acquisition of Howard Leight Industries the Company borrowed $14.3 million under the Revolving Facility and $110.0 million under the BNP Credit Line.

     The Company is pursuing a business strategy which includes acquisitions as an important element. As a result, the Company may incur additional indebtedness, negotiate additional credit facilities or issue additional common or preferred stock in order to fund other investments, if any, resulting from its acquisition strategy. Except for cash requirements to fund potential additional acquisitions the Company believes that its cash flow provided by operating activities and unused borrowing capacity will be sufficient to fund capital expenditures, debt service requirements and other working capital needs during 1998.

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

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results at or before the year 2000. The Company has completed an assessment of substantially all of its computer systems and has identified applications that are not currently year 2000 compliant.

     During 1997 the Company initiated a project, separate from initiatives to correct its year 2000 issues, to install and implement common software at its Survivair, Titmus and Uvex Safety business units. A license agreement for the software was executed in September 1997 and full implementation, including a significant period of pre-testing, is expected to be completed during or prior to the first quarter of 1999. The Company believes that this software is year 2000 compliant and that, upon full implementation at Survivair and Uvex Safety, all of the Company's material year 2000 deficiencies will be corrected. The license fee and costs to implement the software will be capitalized and depreciated over the estimated useful life of the software. The cost of modifying or correcting other applications, which do not become year 2000 compliant upon implementation of the aforementioned software, is currently estimated to be immaterial and will be expensed as incurred.

     There can be no assurance that the Company will successfully complete implementation of the common software at Survivair and Uvex Safety by dates critical for year 2000 compliance. Failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company. In addition, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely, in particular significant vendors, also will be timely corrected or that any such failure to correct deficiencies by another company would not have an adverse effect on the Company's systems.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (Statement 131) was issued in June 1997. Statement 131 requires disclosure of financial and descriptive information about reportable operating segments and supersedes previously issued accounting principles concerning segment reporting. The Company is required to adopt the provisions of Statement 131 for periods beginning after December 15, 1997 (calendar year 1998 for the Company). Statement 131 will, at most, require certain additional disclosure in the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    20
Consolidated Balance Sheets.................................    21
Consolidated Statements of Income...........................    22
Consolidated Statements of Stockholders' Equity.............    23
Consolidated Statements of Cash Flows.......................    24
Notes to Consolidated Financial Statements..................    25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bacou USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal years ended December 31, 1997 and 1996, for the five months ended December 31, 1995, and for the fiscal year ended July 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the fiscal years ended December 31, 1997 and 1996, for the five months ended December 31, 1995, and for the fiscal year ended July 31, 1995 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 17, 1998, except
  as to notes 2(b) and 7(b)
  which are as of February 27, 1998

                        BACOU USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                                  ----            ----
ASSETS
Current assets:
     Cash and cash equivalents..............................  $  1,276,658    $ 21,033,261
     Trade accounts receivable, net.........................    16,098,984      10,500,190
     Inventories............................................    23,449,345      17,483,418
     Prepaid expenses.......................................     3,501,698         992,174
     Deferred income taxes..................................     1,426,000         762,000
                                                              ------------    ------------
          Total current assets..............................    45,752,685      50,771,043
                                                              ------------    ------------
Property and equipment, net.................................    35,880,263      27,069,129
Intangible assets, net......................................    70,718,154      47,268,964
                                                              ------------    ------------
          Total assets......................................  $152,351,102    $125,109,136
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $  5,522,599    $  4,015,904
     Accrued compensation and benefits......................     2,938,943       2,495,974
     Other accrued expenses.................................     1,752,078       1,786,473
     Income taxes payable...................................     1,029,919       1,652,808
                                                              ------------    ------------
          Total current liabilities.........................    11,243,539       9,951,159
                                                              ------------    ------------
Deferred income taxes.......................................     6,051,500       2,084,000
Other liabilities...........................................     2,704,001         666,725
                                                              ------------    ------------
          Total liabilities.................................    19,999,040      12,701,884
                                                              ------------    ------------
Common stock subject to a put option, 578,560 shares in
  1997......................................................     9,450,000              --
                                                              ------------    ------------
Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding
     Common stock, $.001 par value, 25,000,000 shares
       authorized, 17,590,714 shares issued and outstanding
       in 1997 (including shares subject to a put option)
       and 17,312,200 shares issued and outstanding in
       1996.................................................        17,012          17,312
     Additional paid-in capital.............................    62,587,655      66,514,906
     Retained earnings......................................    60,297,395      45,875,034
                                                              ------------    ------------
          Total stockholders' equity........................   122,902,062     112,407,252
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $152,351,102    $125,109,136
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED           FIVE MONTHS
                                                   DECEMBER 31,              ENDED       YEAR ENDED
                                            ---------------------------   DECEMBER 31,    JULY 31,
                                                1997           1996           1995          1995
                                                ----           ----       ------------   ----------
Net sales.................................  $130,868,486   $109,267,664   $36,827,039    $71,987,838
Cost of sales.............................    64,466,765     47,354,612    18,524,750     31,016,389
                                            ------------   ------------   -----------    -----------
     Gross profit.........................    66,401,721     61,913,052    18,302,289     40,971,449
                                            ------------   ------------   -----------    -----------
Operating expenses:
     Selling..............................    21,657,611     17,074,478     5,891,489      9,781,321
     Research and development.............     1,110,097             --            --             --
     Purchased in-process research and
       development........................     3,720,656             --            --             --
     General and administrative...........    11,184,187      9,175,637     2,609,536      4,079,836
     Amortization of intangible assets....     4,095,464      4,039,351     1,514,552      2,505,585
                                            ------------   ------------   -----------    -----------
          Total operating expenses........    41,768,015     30,289,466    10,015,577     16,366,742
                                            ------------   ------------   -----------    -----------
Operating income..........................    24,633,706     31,623,586     8,286,712     24,604,707
                                            ------------   ------------   -----------    -----------
Other expenses (income):
     Interest expense:
       Bacou, S.A.........................            --             --       409,155        883,724
       Other..............................       155,275        895,629       771,052        820,888
                                            ------------   ------------   -----------    -----------
                                                 155,275        895,629     1,180,207      1,704,612
                                            ------------   ------------   -----------    -----------
     Interest income......................      (371,950)      (522,258)      (86,963)      (238,047)
     Other................................      (159,980)      (328,548)      (39,672)      (179,761)
                                            ------------   ------------   -----------    -----------
          Total other expense (income),
            net...........................      (376,655)        44,823     1,053,572      1,286,804
                                            ------------   ------------   -----------    -----------
Income before income taxes and minority
  interest................................    25,010,361     31,578,763     7,233,140     23,317,903
Minority interest share of income.........            --             --            --      1,920,020
                                            ------------   ------------   -----------    -----------
Income before income taxes................    25,010,361     31,578,763     7,233,140     21,397,883
Income taxes..............................    10,588,000     12,201,930     2,916,684      8,343,000
                                            ------------   ------------   -----------    -----------
          Net income......................  $ 14,422,361   $ 19,376,833   $ 4,316,456    $13,054,883
                                            ============   ============   ===========    ===========
Basic earnings per share..................  $       0.83   $       1.18   $      0.31    $      0.94
                                            ============   ============   ===========    ===========
Diluted earnings per share................  $       0.83   $       1.18   $      0.31    $      0.94
                                            ============   ============   ===========    ===========
Weighted average shares outstanding:
Basic.....................................    17,383,105     16,406,022    13,860,000     13,860,000
                                            ============   ============   ===========    ===========
Diluted...................................    17,410,702     16,436,125    13,860,000     13,860,000
                                            ============   ============   ===========    ===========

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            ADDITIONAL
                                       COMMON     COMMON      PAID-IN      RETAINED     STOCKHOLDERS'
                                       SHARES      STOCK      CAPITAL      EARNINGS        EQUITY
                                       ------     ------    ----------     --------     -------------
Balances at July 31, 1994..........  13,860,000   $13,860   $19,186,140   $ 9,126,862   $ 28,326,862
Net income.........................          --       --             --    13,054,883     13,054,883
                                     ----------   -------   -----------   -----------   ------------
Balances at July 31, 1995..........  13,860,000   13,860     19,186,140    22,181,745     41,381,745
Net income.........................          --       --             --     4,316,456      4,316,456
                                     ----------   -------   -----------   -----------   ------------
Balances at December 31, 1995......  13,860,000   13,860     19,186,140    26,498,201     45,698,201
Issuance of common stock, net of
  expenses of issuance.............   3,450,000    3,450     47,294,483            --     47,297,933
Stock options exercised............       2,200        2         34,283            --         34,285
Net income.........................          --       --             --    19,376,833     19,376,833
                                     ----------   -------   -----------   -----------   ------------
Balances at December 31, 1996......  17,312,200   17,312     66,514,906    45,875,034    112,407,252
Repurchase of shares; retirement of
  shares to authorized and
  unissued.........................    (554,400)    (554)    (8,038,246)           --     (8,038,800)
Issuance of common stock, net of
  expenses of issuance.............     826,514      248      4,012,029            --      4,012,277
Stock options exercised............       6,400        6         98,966            --         98,972
Net income.........................          --       --             --    14,422,361     14,422,361
                                     ----------   -------   -----------   -----------   ------------
Balances at December 31, 1997......  17,590,714   $17,012   $62,587,655   $60,297,395   $122,902,062
                                     ==========   =======   ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED           FIVE MONTHS
                                                      DECEMBER 31,              ENDED        YEAR ENDED
                                               ---------------------------   DECEMBER 31,     JULY 31,
                                                   1997           1996           1995           1995
                                                   ----           ----       ------------    ----------
Cash flows from operating activities:
  Net income.................................  $ 14,422,361   $ 19,376,833   $  4,316,456   $ 13,054,883
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization............     8,618,240      7,511,522      2,645,090      4,373,345
    Deferred income taxes....................      (289,000)       713,700       (140,126)       574,651
    Purchased in-process research and
       development...........................     3,720,656             --             --             --
    Loss (gain) on sale or write down of
       assets................................       159,859        362,627             --        (66,583)
    Minority share of income.................            --             --             --      1,920,020
    Change in assets and liabilities, net of
       effects of acquired companies:
       Trade accounts receivable.............       (97,604)       302,936      1,279,249      1,077,403
       Inventories...........................     2,184,485        721,840      1,512,487     (1,273,816)
       Prepaid expenses......................    (1,113,641)       391,032       (756,863)       (71,416)
       Accounts payable......................      (103,259)       424,965       (819,519)       231,456
       Accrued expenses and other
         liabilities.........................    (1,063,653)       476,986     (1,941,394)        19,109
       Income taxes..........................      (766,916)     2,095,680     (1,447,310)       555,808
                                               ------------   ------------   ------------   ------------
         Net cash provided by operating
           activities........................    25,671,528     32,378,121      4,648,070     20,394,860
                                               ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures.......................    (6,836,806)   (10,668,275)    (1,822,281)    (4,634,224)
  Acquisition of businesses, including direct
    costs of acquisition, net of cash
    acquired.................................   (28,565,886)      (219,050)   (26,156,395)   (36,533,672)
                                               ------------   ------------   ------------   ------------
         Net cash used in investing
           activities........................   (35,402,692)   (10,887,325)   (27,978,676)   (41,167,896)
                                               ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Repayment of long-term debt................    (8,000,000)   (49,000,000)   (18,800,000)   (17,370,000)
  Proceeds from long-term debt...............     8,000,000             --     40,000,000     36,000,000
  Repayment of notes payable, net............    (2,085,611)            --             --             --
  Repurchase of common stock.................    (8,038,800)            --             --             --
  Proceeds from issuances of common stock,
    net of expenses..........................        98,972     47,332,218             --      1,200,000
  Distributions to Uvex Distribution, Inc....            --             --             --     (3,175,884)
                                               ------------   ------------   ------------   ------------
         Net cash provided by (used in)
           financing activities..............   (10,025,439)    (1,667,782)    21,200,000     16,654,116
                                               ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents................................   (19,756,603)    19,823,014     (2,130,606)    (4,118,920)
Cash and cash equivalents at beginning of
  period.....................................    21,033,261      1,210,247      3,340,853      7,459,773
                                               ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period...  $  1,276,658   $ 21,033,261   $  1,210,247   $  3,340,853
                                               ============   ============   ============   ============
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest...  $    155,275   $    916,938   $  1,158,898   $  1,704,612
                                               ============   ============   ============   ============
  Cash paid during the period for income
    taxes....................................  $ 11,988,792   $  9,427,330   $  4,520,000   $  7,303,000
                                               ============   ============   ============   ============
  Fair value of common stock issued in
    connection with the acquisition of a
    business.................................  $ 13,500,000   $         --   $         --   $         --
                                               ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Business and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Bacou USA, Inc. (Bacou) and its wholly owned subsidiaries (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the 1997 presentation. Bacou, S.A., a company domiciled in Valence, France, owns a controlling interest (approximately 72% at December 31, 1997) in Bacou.

     The business of Uvex Safety was conducted by Uvex Distribution, Inc. (the Predecessor Business) until April 15, 1993. On April 15, 1993, the Company acquired a two-thirds interest in such business. On October 31, 1994, the Company acquired the remaining one-third interest and became the sole owner of the business.

     The Company manufactures and distributes personal protective equipment, including non-prescription protective eyewear, frames for prescription eyewear, laser protective eyewear, supplied air and air purifying respirators, gas monitors and equipment for testing self-contained breathing apparatus. The Company's products are sold principally to industrial safety distributors, fire fighting equipment distributors and optical laboratories. For purposes of segment reporting, the Company considers its operations to be within a single industry. The Company relies on single sources for the supply of several raw materials. The loss of any such source, any disruption in such source's business or failure by it to meet the Company's needs on a timely basis could cause shortages in raw materials and could have a material adverse effect on the Company's results of operations. The Company has 280 employees (representing approximately 30% of total employees) that are covered under a collective bargaining agreement that expires September 13, 2000.

  (b) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  (c) Revenue and Trade Receivables

     The Company recognizes revenue upon shipment of merchandise to its customers. The Company's sales are primarily domestic (export sales represented 11.6% of net sales in 1997 and 7.3% in 1996), with customers located throughout the United States. Export sales from the United States were principally to unaffiliated customers in Canada and certain South American countries. Pursuant to an agreement with the former owner of the Predecessor Business, the Company may sell personal protective equipment under the uvex(R) brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products such as sunglasses or protective eyewear for sports activities under the uvex(R) brand name regardless of geographic area.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate. The allowance for doubtful accounts was $944,638 at December 31, 1997 and $791,531 at December 31, 1996.

     There were no sales to any individual customer during either of the years ended December 31, 1997 or 1996 that represented 10% or more of consolidated sales. The Company had sales to two customers that individually totaled approximately $8,800,000 and $7,300,000, respectively, during the year ended July 31, 1995, or 12% and 10%, respectively, of total sales during that period.

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

     The Company evaluates impairment of intangible assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Recoverability of intangible assets is determined based upon the excess of carrying amounts over expected future net cash flows (undiscounted) of the underlying business or product line. The assessment of the recoverability of intangible assets will be impacted if estimated future net cash flows are not achieved.

  (g) Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Foreign Currency

     The Company periodically enters into forward foreign exchange contracts in connection with raw material purchases denominated in foreign currencies. Other than these contracts, the Company has no other involvement with derivative financial instruments. Transaction gains and losses on these contracts are included in determining operating income and were not material during any period presented in the accompanying financial statements. The Company had no open currency contracts at December 31, 1997.

  (i) Employee Benefit Plans

     The Company sponsors various defined contribution plans that cover substantially all employees. The Company also sponsors a defined benefit pension plan for bargaining unit employees, which is funded in accordance with the requirements of the Employee Retirement Income Security Act, and has assets that consist principally of bank mutual funds. Pursuant to certain stock incentive plans, the Company has granted

                        BACOU USA, INC. AND SUBSIDIARIES
stock options to key employees and directors. The Company accounts for stock option grants using the intrinsic value based method.

  (j) Earnings Per Share

     Effective December 31, 1997 the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (Statement 128). Statement 128 requires dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period. The provisions of Statement 128 have been applied retroactively to all periods presented.

     Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 27,597 in 1997 and 30,103 in 1996. Common stock that is contingently issuable to the former stockholders of Biosystems (see note 2), and the effect of written put options, could each potentially result in dilution of basic earnings per share in the future. These securities were not included in the computation of diluted earnings per share during 1997 because all necessary conditions for issuance of contingent shares had not been satisfied and because the effect of written put options was antidilutive.

     In April 1996 the Company completed a public offering of its common stock. Proceeds from the sale of 3,450,000 shares were used to repay outstanding bank indebtedness. Assuming the aforementioned sale of common stock and repayment of debt occurred effective January 1, 1996, supplementary basic and diluted earnings per share for the year ended December 31, 1996 would have been $1.15 based upon 17,312,200 weighted average shares outstanding.

  (k) Financial Instruments

     Financial instruments of the Company at December 31, 1997 consist of cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

  (l) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (m) Change in Fiscal Year

     Effective August 1, 1995, the Company elected to change its fiscal year end from July 31 to December 31. The consolidated results of operations and cash flows for the five months ended December 31, 1995 are not necessarily indicative of results that would be expected for a full year.

(2) ACQUISITIONS

  (a) 1997 Acquisitions

     On May 30, 1997 the Company completed its acquisition of Comasec Holdings, Inc. (Comasec) and its wholly-owned subsidiary Survivair, Inc. (Survivair), a manufacturer of air purifying and supplied air respiratory protection products. The acquisition was effected through merger and redemption transactions which have been accounted for as a purchase of all of the outstanding common stock of Comasec for $27.4 million in cash, subject to certain closing adjustments.

                        BACOU USA, INC. AND SUBSIDIARIES

     On September 30, 1997 the Company completed its acquisition of Biosystems, Inc. (Biosystems), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus. The Company acquired all of the outstanding common stock of Biosystems for an initial price of approximately $13.5 million and payable in common stock of the Company. The Company has issued 826,514 shares of its common stock, having a fair value of approximately $13.5 million, in connection with the acquisition of Biosystems. Shares equal to 70 percent of the total shares issued are subject to a put option. The put option is exercisable at any time within 24 months following the closing date at a price equal to approximately $16 3/8 per share. If the put options were exercised in full, the Company would be obligated to repurchase shares at a value totaling approximately $9.5 million. In addition to the initial price, the Company may be obligated to pay additional amounts if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Additional payments, if any, are payable in common shares of the Company, except that the sellers may elect to receive up to $12.0 million in cash.

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

                                                  SURVIVAIR    BIOSYSTEMS    COMBINED
                                                  ---------    ----------    --------
Working capital................................  $ 4,000,000   $1,000,000   $ 5,000,000
Property and equipment.........................  $ 6,100,000   $  700,000   $ 6,800,000
Identifiable intangible assets.................  $ 4,300,000   $3,300,000   $ 7,600,000
Purchased in-process research and
  development..................................  $ 1,300,000   $2,400,000   $ 3,700,000
Goodwill.......................................  $11,700,000   $6,100,000   $17,800,000

     The acquisitions have been accounted for as purchases and, accordingly, operating results of the acquired companies have been included in the accompanying financial statements of the Company beginning with the respective acquisition dates. The following table presents pro forma results of operations of the Company as if these acquisitions had occurred as of January 1, 1996. The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets, assumed interest expense on the cash purchase price, and increased weighted shares outstanding for shares issued in connection with the acquisitions. Non-recurring charges resulting from the acquisitions have been excluded from the pro forma results. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                ---------------------------
                                                    1997           1996
                                                    ----           ----
Net sales.....................................  $156,000,000   $154,000,000
Net income....................................  $ 20,900,000   $ 20,000,000
Basic and diluted earnings per share..........  $       1.16   $       1.16

  (b) Subsequent Event

     Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. d/b/a Howard Leight Industries, a California corporation with its principal business location in San Diego, California, for cash consideration of approximately

                        BACOU USA, INC. AND SUBSIDIARIES

$120.0 million. Howard Leight Industries is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs and had net sales that totaled $46.5 million and $37.6 million for the years ended December 31, 1997 and 1996, respectively. The acquisition was financed by proceeds from bank debt (see Note 7) and will be accounted for as a purchase. Operating results of Howard Leight Industries will be included in the consolidated financial statements of the Company beginning with the acquisition date.

(3)  INVENTORIES

     Inventories consist of the following at December 31:

                                                     1997          1996
                                                     ----          ----
Raw materials and supplies......................  $ 8,571,663   $ 6,005,983
Work-in-process.................................    4,453,527     2,092,083
Finished goods..................................   10,424,155     9,385,352
                                                  -----------   -----------
                                                  $23,449,345   $17,483,418
                                                  ===========   ===========

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                           ESTIMATED
                                                             USEFUL
                                                         LIVES (YEARS)       1997          1996
                                                         -------------       ----          ----
Machinery and equipment................................       5-10        $22,058,579   $16,827,422
Dies and molds.........................................          5         10,518,703     6,517,980
Building and leasehold improvements....................      10-40          8,345,242     7,040,658
Furniture and fixtures.................................         10          1,524,396       987,616
Computer equipment.....................................          5          2,115,421     1,597,189
Vehicles...............................................          3            132,438       170,020
Deposits on equipment..................................                     2,770,960     1,123,721
                                                                          -----------   -----------
                                                                           47,465,739    34,264,606
Less accumulated depreciation and amortization.........                    11,585,476     7,195,477
                                                                          -----------   -----------
                                                                          $35,880,263   $27,069,129
                                                                          ===========   ===========

     Depreciation and amortization of property and equipment totaled $4,522,776 in 1997, $3,472,171 in 1996 and $1,236,430 during the fiscal year ended July 31, 1995.

(5)  INTANGIBLE ASSETS

     Intangible assets include the following at December 31:

                                                           ESTIMATED
                                                             USEFUL
                                                         LIVES (YEARS)       1997          1996
                                                         -------------       ----          ----
Customer relationships.................................      10-20        $19,523,000   $19,523,000
Acquired technology....................................       9-17         17,568,354    10,002,000
Goodwill...............................................      20-40         46,321,064    26,342,764
                                                                          -----------   -----------
                                                                           83,412,418    55,867,764
Less accumulated amortization..........................                    12,694,264     8,598,800
                                                                          -----------   -----------
                                                                          $70,718,154   $47,268,964
                                                                          ===========   ===========

                        BACOU USA, INC. AND SUBSIDIARIES

     Amounts for identifiable intangible assets shown above generally were determined by independent valuation at the respective acquisition dates.

(6)  INCOME TAXES

     Total federal and state income tax expense consists of the following:

                                                             CURRENT     DEFERRED       TOTAL
                                                             -------     --------       -----
Fiscal year ended December 31, 1997:
     Federal.............................................  $ 9,600,000   $(259,000)  $ 9,341,000
     State...............................................    1,277,000     (30,000)    1,247,000
                                                           -----------   ---------   -----------
                                                           $10,877,000   $(289,000)  $10,588,000
                                                           ===========   =========   ===========
Fiscal year ended December 31, 1996:
     Federal.............................................  $10,104,770   $ 603,900   $10,708,670
     State...............................................    1,383,460     109,800     1,493,260
                                                           -----------   ---------   -----------
                                                           $11,488,230   $ 713,700   $12,201,930
                                                           ===========   =========   ===========
Five months ended December 31, 1995:
     Federal.............................................  $ 2,300,000   $  82,298   $ 2,382,298
     State...............................................      515,000      19,386       534,386
                                                           -----------   ---------   -----------
                                                           $ 2,815,000   $ 101,684   $ 2,916,684
                                                           ===========   =========   ===========
Fiscal year ended July 31, 1995:
     Federal.............................................  $ 6,839,000   $ 338,000   $ 7,177,000
     State...............................................    1,034,000     132,000     1,166,000
                                                           -----------   ---------   -----------
                                                           $ 7,873,000   $ 470,000   $ 8,343,000
                                                           ===========   =========   ===========

     Actual income tax expense differs from the expected income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate to income before income taxes) as follows:

                                                YEARS ENDED            FIVE MONTHS
                                                DECEMBER 31,              ENDED
                                         --------------------------    DECEMBER 31,     YEAR ENDED
                                            1997           1996            1995        JULY 31, 1995
                                            ----           ----        ------------    -------------
Computed expected tax expense..........  $ 8,753,626    $11,052,567     $2,531,599      $ 7,489,259
State income taxes, net of federal
  income tax benefit...................      810,550        970,618        347,351          757,773
Non-deductible purchased in-process re-
  search and development...............    1,302,230             --             --               --
Net tax benefit of foreign sales
  corporation..........................     (187,152)            --             --               --
Other..................................      (91,254)       178,745         37,734           95,968
                                         -----------    -----------     ----------      -----------
                                         $10,588,000    $12,201,930     $2,916,684      $ 8,343,000
                                         ===========    ===========     ==========      ===========
Effective rate.........................        42.3%          38.6%          40.3%            39.0%
                                         ===========    ===========     ==========      ===========

                        BACOU USA, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that generate deferred tax assets and liabilities at December 31 are presented below:

                                                           1997         1996
                                                           ----         ----
Deferred tax assets:
     Allowance for doubtful accounts..................  $  326,000   $  218,500
     Inventory related items..........................     916,500      632,700
     Pension and compensation related expenses........     412,000      276,900
     Accrued costs....................................     719,000           --
     Other............................................     481,000      370,900
                                                        ----------   ----------
          Total gross deferred tax assets.............   2,854,500    1,499,000
          Less valuation allowance....................          --           --
                                                        ----------   ----------
          Net deferred tax assets.....................   2,854,500    1,499,000
                                                        ----------   ----------
Deferred tax liabilities:
     Excess of tax over financial statement
       depreciation...................................   3,012,000    2,647,200
     Difference in basis of acquired assets...........   4,375,000           --
     Other............................................      93,000      173,800
                                                        ----------   ----------
          Total deferred tax liabilities..............   7,480,000    2,821,000
                                                        ----------   ----------
          Net deferred tax liability..................  $4,625,500   $1,322,000
                                                        ==========   ==========

(7) LONG-TERM DEBT

  (a) December 31, 1997

     At December 31, 1997 the Company maintained a $28.0 million Revolving Line of Credit (the "Revolving Facility") and a subsidiary maintained a $3.0 million line of credit (the "Subsidiary Facility"), both with Citizens Bank of Rhode Island. In February 1998, the Company terminated the Subsidiary Facility and increased the Revolving Facility to $31.0 million. The Revolving Facility is available to fund acquisitions and for other general corporate purposes. Principal outstanding under the Revolving Facility is due in full on May 31, 2000 and bears interest at a rate per annum equal to three month LIBOR plus 0.7%. The Revolving Facility is subject to annual renewal thereafter and is also subject to various financial and other covenants.

  (b) Subsequent Event

     In February 1998 the Company entered into a Credit Line Agreement with Banque Nationale de Paris (the "BNP Credit Line"). The BNP Credit Line provides for borrowings in the amount of $110.0 million for the purpose of financing the acquisition of Howard Leight Industries, bears interest at an annual rate equal to three month LIBOR plus 0.3%, requires principal repayments in equal quarterly installments over seven years, and requires interest payments quarterly. In addition, the Company is required to pay quarterly a commitment fee equal to 0.2% per annum on the outstanding balance. In connection with the acquisition of Howard Leight Industries the Company borrowed $14.3 million under the Revolving Facility and $110.0 million under the BNP Credit Line.

(8) COMMITMENTS AND CONTINGENCIES

     The Company leases production, office and warehouse space, and certain equipment under non-cancelable operating leases. Minimum future rentals under noncancellable operating leases, by year, are approximately as follows: 1998 -$1,283,000; 1999 - $1,131,000; 2000 - $1,070,000; 2001 - $999,000; 2002 -
$905,000 and thereafter - $920,000. Rent expense totaled approximately $1,522,000 in 1997, $1,015,000 in 1996 and $635,000 for the fiscal year ended
July 31, 1995.

                        BACOU USA, INC. AND SUBSIDIARIES

     Outstanding commitments as of December 31, 1997 for the purchase of machinery and equipment were approximately $1,100,000. The Company had outstanding letters of credit equal to approximately $626,000 at December 31, 1997 which were necessary in order to secure business with certain foreign vendors.

     The Company is currently involved in litigation incidental to its business, which the Company believes is without merit or is adequately covered by insurance. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the Company's financial position, results of operations or cash flows.

(9) RELATED PARTY TRANSACTIONS

     As disclosed in note 1, Bacou, S.A. owns a controlling interest in the Company. The Company has periodically had indebtedness outstanding with Bacou, S.A. Interest paid to Bacou, S.A. during the year ended July 31, 1995 and the five months ended December 31, 1995 totaled $883,724 and $409,155, respectively. No such indebtedness was outstanding and no interest was paid to Bacou, S.A. during 1996 and 1997. Obligations outstanding in 1995 and the first quarter of 1996 under certain loan agreements with Banque Nationale de Paris were guaranteed by Bacou S.A. The Company purchases certain inventory items from wholly-owned subsidiaries of Bacou, S.A. These purchases totaled $207,000 in 1997, $625,000 in 1996 and $1,592,000 for the fiscal year ended July 31, 1995.

(10) EMPLOYEE BENEFIT PLANS

  (a) Defined Contribution Plans

     The Company sponsors various defined contribution plans for all eligible employees. Employer contribution expense totaled approximately $453,000 in 1997, $212,000 in 1996 and $91,000 for the fiscal year ended July 31, 1995.

  (b) Defined Benefit Plan

     The Company sponsors a defined benefit pension plan covering bargaining unit employees. Benefits are based on years of service times a predetermined monthly amount. The Company's policy is generally to fund the minimum required contribution subject to any full funding limitation. Assumptions used to develop the projected benefit obligation in 1996 and 1997, were a discount rate of 7.75% and a long-term rate of return on assets of 8.5%. The following table sets forth the funded status of the plan at December 31:

                                                   1997           1996
                                                   ----           ----
Projected benefit obligation..................  $(1,410,301)   $(1,238,952)
Plan assets at fair value.....................      843,302        664,151
Unrecognized gain.............................       (2,931)       (13,519)
                                                -----------    -----------
Accrued pension cost..........................  $  (569,930)   $  (588,320)
                                                ===========    ===========

     The amount of the accumulated and vested benefit obligations approximate the projected benefit obligation. Periodic pension cost during the years ended December 31, 1997 and 1996 consists of the following:

                                                       1997        1996
                                                       ----        ----
Service cost.......................................  $ 47,730    $ 47,854
Interest cost......................................    95,738      87,717
Actual return on assets............................   (89,090)    (62,189)
Net amortization and deferral......................    32,945      16,226
                                                     --------    --------
Periodic pension cost..............................  $ 87,323    $ 89,608
                                                     ========    ========

                        BACOU USA, INC. AND SUBSIDIARIES

  (c) Stock Option Plans

     Effective February 26, 1996 the Company adopted the Bacou USA, Inc. 1996 Stock Incentive Plan (the "Employee Plan"). The Employee Plan provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 900,000 shares of common stock have been reserved for issuance under the Employee Plan. Options granted under the Employee Plan generally become fully vested after four years from the date of grant and have a ten year term.

     On May 23, 1996 the Board of Directors approved and adopted the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Initially the Director Plan provided that on July 1 of each year, each eligible director would automatically be granted an option to purchase 2,000 shares of the Company's common stock. As a result, options to purchase 8,000 shares were granted on July 1, 1996. On February 24, 1997, the Director Plan was amended to permit the Board of Directors to grant options at their discretion. On that date, the Board of Directors granted options to purchase 92,000 shares under the Plan. The option exercise prices were equal to the fair market value of the common stock on the dates of grant and options vested immediately (except for options granted July 1, 1996 which vested on August 1, 1996).

     Stock option activity is as follows:

                                                       1997                             1996
                                          ------------------------------   ------------------------------
                                          NUMBER OF    WEIGHTED AVERAGE    NUMBER OF    WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
                                          ---------    ----------------    ---------    ----------------
Balance outstanding at beginning of
  year..................................   388,700          $15.13               --          $   --
Granted.................................   235,000           15.35          405,000           15.12
Exercised...............................    (6,400)          15.00           (2,200)          15.00
Canceled................................   (39,400)          15.00          (14,100)          15.00
                                           -------          ------          -------          ------
Balance outstanding at end of year......   577,900          $15.23          388,700          $15.13
                                           =======          ======          =======          ======
Balance exercisable at end of year......   299,200          $15.26           80,300          $15.27
                                           =======          ======          =======          ======

     The Company accounts for stock option grants using the intrinsic value method and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income, and earnings per share (basic and diluted), would have been reduced to $13,362,458 or $0.77 per share in 1997 and $18,760,833 or $1.14 per share in 1996. The per share weighted-average fair value of stock options granted was $6.73 in 1997 and $7.64 in 1996 using the Black Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.75% in 1997 and 6.10% in 1996, expected volatility of 0.40 in 1997 and 0.50 in 1996 and an expected life of 5 years in 1997 and 6 years in 1996. The Company's historical volatility from March 27, 1996 (the date of its initial public offering) through December 31, 1997 was approximately 0.38.

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

                        BACOU USA, INC. AND SUBSIDIARIES

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company. There were no dividends paid or declared during 1997 and 1996, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends for the foreseeable future. The Company completed its acquisition on May 30, 1997 of Survivair, Inc. and on September 30, 1997 of Biosystems, Inc. Acquisition-related charges incurred during 1997 and included below totaled $1.8 million in the second quarter, $3.2 million in the third quarter, $0.9 million in the fourth quarter and $5.9 million for the full year. On an after-tax basis these charges totaled $1.7 million in the second quarter, $2.9 million in the third quarter, $0.5 million in the fourth quarter and $5.1 million for the full year. There were no non-recurring charges during 1996.

                                                                  QUARTER
                                           -----------------------------------------------------
                                              FIRST        SECOND         THIRD        FOURTH       FULL YEAR
                                              -----        ------         -----        ------       ---------
1997
Net sales................................  $26,380,441   $32,330,445   $35,744,384   $36,413,216   $130,868,486
Gross profit.............................   13,998,493    17,468,989    17,803,185    17,131,054     66,401,721
Income before income taxes...............    6,650,543     7,605,669     5,372,398     5,381,751     25,010,361
Net income...............................    4,131,953     4,245,062     2,453,456     3,591,890     14,422,361
Earnings per share:
    Basic................................  $      0.24   $      0.24   $      0.14   $      0.21   $       0.83
    Diluted..............................  $      0.24   $      0.24   $      0.14   $      0.21   $       0.83
Market price:
    High.................................       16 5/8        16 1/4            18        18 1/2         18 1/2
    Low..................................           15        14 3/4        15 3/4            17         14 3/4

1996
Net sales................................  $26,287,840   $28,806,454   $29,319,047   $24,854,323   $109,267,664
Gross profit.............................   14,563,101    16,581,071    16,883,390    13,885,490     61,913,052
Income before income taxes...............    6,731,314     9,213,895     9,189,053     6,444,501     31,578,763
Net income...............................    4,106,227     5,648,582     5,655,533     3,966,491     19,376,833
Earnings per share:
    Basic................................  $      0.30   $      0.33   $      0.33   $      0.22   $       1.18
    Diluted..............................  $      0.30   $      0.33   $      0.33   $      0.22   $       1.18
Market price:
    High.................................                     19 1/2        18 7/8            17         19 1/2
    Low..................................                         15        16 1/2        15 1/2             15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors," "Compensation of Directors and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Compensation of Directors and Officers" in the Company's proxy statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Introduction" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Transactions" in the Company's proxy statement for the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference.

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

                Schedule II                Valuation and Qualifying Accounts

     All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, and notes thereto.

        Independent Auditors' Report on Financial Statement Schedule

        (a)  3.  Exhibits

                            FORM 10-K EXHIBITS INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
    2.1  --   Stock Purchase Agreement dated as of April 14, 1997 among
              Bacou S.A. and Francis Berend, Pierre Alain Berend, Philippe
              Berend, Pascal Berend and the other sellers parties thereto
              (incorporated by reference to Exhibit 2(a) of the Company's
              Form 8-K filed May 12, 1997)
    2.2  --   Agreement dated April 14, 1997 between Bacou S.A. and Bacou
              USA, Inc. (incorporated by reference to Exhibit 2(b) of the
              Company's Form 8-K filed May 12, 1997)
    2.3  --   First Amendment to Stock Purchase Agreement dated May 30,
              1997 (incorporated by reference to Exhibit 2 (c) of the
              Company's Form 8-K filed June 16, 1997)
    2.4  --   Stock Redemption Agreement dated May 30, 1997 between
              Comasec International, S.A. and Pro-Tech Respirators, Inc.
              (incorporated by reference to Exhibit 2 (d) of the Company's
              Form 8-K filed June 16, 1997)
    2.5  --   Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc.,
              Biosystems, Inc. and the Shareholders of Biosystems, Inc.
              (incorporated by reference to Exhibit 2 (a) of the Company's
              Form 8-K filed October 15, 1997)
    2.6  --   Asset Purchase Agreement dated December 31, 1997 between
              Bacou USA Safety, Inc. and Howard S. Leight & Associates,
              Inc. (d/b/a Howard Leight Industries) (incorporated by
              reference to Exhibit 2 (a) of the Company's Form 8-K filed on March 13, 1998)
    2.7  --   Letter Agreement by and between Howard S. Leight and Bacou
              USA, Inc. (incorporated by reference to Exhibit 2 (b) of the
              Company's Form 8-K filed on March 13, 1998)
    2.8  --   Letter Agreement by and among Howard S. Leight, Bacou S.A.
              and Engineering Bacou S.A. (incorporated by reference to
              Exhibit 2 (c) of the Company's Form 8-K filed on March 13,
              1998)
    2.9  --   First Amendment to Asset Purchase Agreement dated February
              27, 1998 (incorporated by reference to Exhibit 2 (d) of the
              Company's Form 8-K filed on March 13, 1998)
   2.10  --   Stock Purchase Agreement dated February 27, 1998 among Bacou
              USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
              Howard Leight Industries), Howard S. Leight and John Dean
              (incorporated by reference to Exhibit 2 (e) of the Company's
              Form 8-K filed on March 13, 1998)
   2.11  --   Stock Purchase Agreement dated February 27, 1998 among Bacou
              USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
              Howard Leight Industries) and Howard S. Leight (incorporated by reference to Exhibit 2 (f) of the Company's Form 8-K
              filed on March 13, 1998)
    3.1  --   Amended and Restated Certificate of Incorporation
              (incorporated by reference to Exhibit 3 (a) of the Company's
              Registration Statement filed on Form S-1 (Commission File
              No. 333-00470) (the "Company's Registration Statement"))
    3.2  --   By-Laws (incorporated by reference to Exhibit 3(b) of the
              Company's Registration Statement)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
    4.1  --   Revolving Line of Credit Agreement dated May 21, 1997 by and between Bacou USA, Inc. and Citizens Bank of Rhode Island
              (incorporated by reference to Exhibit 4 (a) of the Company's
              Form 10-Q filed August 14, 1997)
    4.2  --   First Amendment to Revolving Line of Credit Agreement by and
              between Bacou USA, Inc. and Citizens Bank of Rhode Island
              (incorporated by reference to Exhibit 4 (c) of the Company's
              Form 10-Q filed August 14, 1997)
    4.3  --   Second Amendment and Agreement to Revolving Line of Credit
              Agreement between Bacou USA, Inc. and Citizens Bank of Rhode
              Island
    4.4  --   First Amendment and Agreement to Revolving Credit Note
              between Bacou USA, Inc. and Citizens Bank of Rhode Island
    4.5  --   Credit Line Agreement by and between Bacou USA, Inc. and
              Banque Nationale de Paris dated February 19, 1998
              (incorporated by reference to Exhibit 10 (a) of the
              Company's Form 8-K filed on March 13, 1998)
10.1.1*  --   Employment Agreement dated as of January 1, 1996 by and
              between the Company and Walter Stepan (incorporated by
              reference to Exhibit 10 (w) of Company's Registration
              Statement)
10.1.2*  --   First Amendment to Employment Agreement with Walter Stepan
              (incorporated by reference to Exhibit 4 (g) of Company's
              Form 10-Q filed November 14, 1997)
10.2.1*  --   Employment Agreement dated May 8, 1995 by and between the
              Company and Philip B. Barr (incorporated by reference to
              Exhibit 10 (b) of Company's Registration Statement)
10.2.2*  --   First Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 10 (x) to Amendment
              No. 1 to the Company's Registration Statement)
10.2.3*  --   Second Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 10 (y) to Amendment
              No. 1 to the Company's Registration Statement)
10.2.4*  --   Third Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 4 (h) of the Company's
              Form 10-Q filed November 14, 1997)
  10.3*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Harry D. Neff (incorporated by reference to
              Exhibit 10 (c) of Company's Registration Statement)
  10.4*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Raymond R. Baker (incorporated by reference to Exhibit 10 (d) of Company's Registration Statement)
  10.5*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Steven P. Tolisano (incorporated by
              reference to Exhibit 10 (e) of Company's Registration
              Statement)
  10.6*  --   Officer Incentive Agreement by and between Harry D. Neff and
              Pro-Tech (incorporated by reference to Exhibit 10 (f) of
              Company's Registration Statement)
  10.7*  --   Employment Agreement dated December 31, 1996 between Titmus
              Optical, Inc. and Michael Mancuso (incorporated by reference to Exhibit 10 (i) of the Company's Form 10-K filed March 31,
              1997)
  10.8*  --   Employment Agreement dated December 19, 1997 between Titmus
              Optical, Inc. and Richard J. Masters (incorporated by
              reference to Exhibit 10 (j) of the Company's Form 10-K filed
              March 31, 1997)
10.9.1*  --   Employment Agreement dated October 1, 1995 by and between
              Titmus Optical, Inc. and Thomas J. Goeltz (incorporated by reference to Exhibit 10 (k) (1) of the Company's Form 10-K filed March 31, 1997)
10.9.2*  --   First Amendment to Employment Agreement dated December 18,
              1996 between Titmus Optical, Inc. and Thomas Goeltz
              (incorporated by reference to Exhibit 10 (k) (2) of the
              Company's Form 10-K filed March 31, 1997)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
 10.10*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Philip M. Johnson (incorporated by reference to Exhibit 10 (l) of the Company's Form 10-K filed March 31,
              1997)
 10.11*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Richard Sustello (incorporated by reference to Exhibit 10 (m) of the Company's Form 10-K filed March 31,
              1997)
 10.12*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Jack Bell (incorporated by reference to Exhibit 4
              (a) of the Company's Form 10-Q filed November 14, 1997)
 10.13*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Robert Hitchcock (incorporated by reference to
              Exhibit 4 (b) of the Company's Form 10-Q filed November 14,
              1997)
 10.14*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Stephen E. Wiser (incorporated by reference to
              Exhibit 4 (c) of the Company's Form 10-Q filed November 14,
              1997)
 10.15*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Jack Burt (incorporated by reference to
              Exhibit 4 (d) of the Company's Form 10-Q filed November 14,
              1997)
 10.16*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Joseph Burt (incorporated by reference to Exhibit 4 (e) of the Company's form 10-Q filed November
              14, 1997)
 10.17*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Jeffrey M. Whynall (incorporated by
              reference to Exhibit 4 (f) of the Company's Form 10-Q filed
              November 14, 1997)
 10.18*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and John Dean (incorporated by reference to
              Exhibit 99 (a) of the Company's Form 8-K filed on March 13,
              1998)
 10.19*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Robert Hanover (incorporated by
              reference to Exhibit 99 (b) of the Company's Form 8-K filed on March 13, 1998)
 10.20*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Ken David Meyers (incorporated by
              reference to Exhibit 99 (c) of the Company's Form 8-K filed on March 13, 1998)
 10.21*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Thomas A. Wagner (incorporated by
              reference to Exhibit 99 (d) of the Company's Form 8-K filed on March 13, 1998)
 10.22*  --   Employment Agreement dated February 17, 1998 between Titmus
              Optical, Inc. and Bradford L. Brooks
 10.23   --   Registration Rights Agreement dated July 31, 1994 by and
              between Walter Stepan and the Company (incorporated by
              reference to Exhibit 10 (h) (i) of Company's Registration
              Statement)
 10.24   --   Form of Registration Rights Agreement dated February   ,
              1996 among the Principal Stockholder Figa, S.A., Walter
              Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and
              the Company (incorporated by reference to Exhibit 10 (i) to
              Amendment No. 1 of Company's Registration Statement)
 10.25   --   Registration Rights Agreement dated September 30, 1997 by
              and among Bacou USA, Inc. and each person identified therein
              (incorporated by reference to Exhibit 2 (b) of the Company's
              Form 8-K filed October 15, 1997)
 10.26   --   Corporate Opportunities Agreement dated as of January 1,
              1996 between the Principal Stockholder and the Company
              (incorporated by reference to Exhibit 10 (j) of Company's
              Registration Statement)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.27  --   Amended and Restated Agreement of Transfer, Trademarks,
              Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co.,
              KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10 (k) of Company's Registration
              Statement)
  10.28  --   License Agreement dated June 1, 1986 between Uvex Winter
              Optik GmbH and Uvex Winter Optical, Inc., as amended by a
              First Amendment dated October 31, 1994 (incorporated by
              reference to Exhibit 10 (l) of Company's Registration
              Statement)
  10.29  --   License Agreement dated July 1, 1992 between Uvex Winter
              Optik GmbH and Uvex Winter Optical, Inc., as amended by a
              First Amendment dated October 31, 1994 (incorporated by
              reference to Exhibit 10 (m) of Company's Registration
              Statement)
  10.30  --   Cooperation Agreement among Uvex Safety, Laservision GmbH,
              Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18,
              1991 (incorporated by reference to Exhibit 10 (n) of
              Company's Registration Statement)
  10.31  --   Lease Agreement between Uvex Winter Optical, Inc. and Uvex
              Safety, LLC dated April 15, 1993, as amended by a First
              Amendment to Lease Agreement dated as of July 31, 1994, as further amended by a Second Amendment to Lease Agreement
              dated as of October 31, 1994, and as further amended by a
              Third Amendment to Lease Agreement dated July 14, 1995
              (incorporated by reference to Exhibit 10 (o) of Company's
              Registration Statement)
  10.32  --   Sales Agreement dated January 1, 1998 by and between Uvex
              Safety Manufacturing, Inc. and General Electric Company
  10.33  --   Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10 (g) of the Company's Registration
              Statement)
  10.34  --   Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan
              (incorporated by reference to Exhibit 10 (x) of the
              Company's Form 10-K filed March 31, 1997)
  10.35  --   1998 Howard S. Leight Stock Option Plan
 10.36*  --   Bonus Plan for Executives of Titmus Optical, Inc. and Uvex
              Safety, Inc. for 1996 and 1997 (incorporated by reference to
              Exhibit 10 (f) of the Company's Form 10-Q filed November 14,
              1996)
 10.37*  --   Bonus Plan for John Dean for 1998 and 1999
  10.38  --   Lease Agreement dated February 27, 1998 by and between
              Howard S. Leight and Bacou USA Safety, Inc.
 10.39*  --   Bonus Plan for Executives of Subsidiaries and Divisions of
              Bacou USA, Inc. for 1998 and 1999
  10.40  --   Consultant Agreement dated as of February 27, 1998 between
              Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99 (e) of the Company's Form 8-K filed
              March 13, 1998)
     11  --   Statement Re: Computation of Per Share Earnings
     21  --   Subsidiaries of the Company
     23  --   Accountants' Consent
     27  --   Financial Data Schedule

---------------

*  Management contract or compensatory plan or arrangement

        (b)  Reports on Form 8-K

     The registrant filed one report on Form 8-K during the quarterly period ended December 31, 1997. The report, dated September 30, 1997, was filed for the purpose of disclosing the closing of the acquisition of Biosystems, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 27th day of March, 1998.

                                          BACOU USA, INC.

                                          By       /s/ PHILIP B. BARR
                                            ------------------------------------
                                                       PHILIP B. BARR
                                             EXECUTIVE VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                  /s/ WALTER STEPAN                      Vice Chairman, President, Chief Executive
-----------------------------------------------------      Officer, Director
                    WALTER STEPAN

                 /s/ PHILIP B. BARR                      Executive Vice President, Chief Financial
-----------------------------------------------------      Officer, Treasurer and Secretary, Director
                   PHILIP B. BARR

                /s/ JEFFREY T. BROWN                     Corporate Controller and Chief
-----------------------------------------------------      Accounting Officer
                  JEFFREY T. BROWN

                 /s/ PHILIPPE BACOU                      Chairman of the Board, Director
-----------------------------------------------------
                   PHILIPPE BACOU

                /s/ CHRISTOPHE BACOU                     Director
-----------------------------------------------------
                  CHRISTOPHE BACOU

                 /s/ KARL F. ERICSON                     Director
-----------------------------------------------------
                   KARL F. ERICSON

                /s/ HOWARD S. LEIGHT                     Director
-----------------------------------------------------
                  HOWARD S. LEIGHT

               /s/ HERBERT A. WERTHEIM                   Director
-----------------------------------------------------
                 HERBERT A. WERTHEIM

Item 14(a)  2.  Financial Statement Schedules
                Financial Statement Schedule II

                       Valuation and Qualifying Accounts

                                                   ADDITIONS     ADDITIONS
                                      BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                      BEGINNING     COST AND       OTHER                        END OF
            DESCRIPTION               OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
            -----------               ----------   ----------   -----------   -------------   ----------
Bad debt allowance
  Year ended July 31, 1995..........   $262,000     $114,865      $50,000        $31,865       $395,000
  Five months ended December 31,
     1995...........................    395,000      158,671      222,585        119,511        656,745
  Year Ended December 31 1996.......    656,745      290,761           --        155,975        791,531
  Year ended December 31, 1997......    791,531      210,765      208,756        266,414        944,638

---------------

(1) Represents the beginning bad debt allowance of businesses acquired during the period.

(2) Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

    All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bacou USA, Inc.:

     Under date of February 17, 1998, except as to notes 2 (b) and 7 (b) which are as of February 27, 1998, we reported on the consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal years ended December 31, 1997 and 1996 as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Providence, Rhode Island
February 17, 1998

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
    2.1  --   Stock Purchase Agreement dated as of April 14, 1997 among
              Bacou S.A. and Francis Berend, Pierre Alain Berend, Philippe
              Berend, Pascal Berend and the other sellers parties thereto
              (incorporated by reference to Exhibit 2(a) of the Company's
              Form 8-K filed May 12, 1997)
    2.2  --   Agreement dated April 14, 1997 between Bacou S.A. and Bacou
              USA, Inc. (incorporated by reference to Exhibit 2(b) of the
              Company's Form 8-K filed May 12, 1997)
    2.3  --   First Amendment to Stock Purchase Agreement dated May 30,
              1997 (incorporated by reference to Exhibit 2 (c) of the
              Company's Form 8-K filed June 16, 1997)
    2.4  --   Stock Redemption Agreement dated May 30, 1997 between
              Comasec International, S.A. and Pro-Tech Respirators, Inc.
              (incorporated by reference to Exhibit 2 (d) of the Company's
              Form 8-K filed June 16, 1997)
    2.5  --   Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc.,
              Biosystems, Inc. and the Shareholders of Biosystems, Inc.
              (incorporated by reference to Exhibit 2 (a) of the Company's
              Form 8-K filed October 15, 1997)
    2.6  --   Asset Purchase Agreement dated December 31, 1997 between
              Bacou USA Safety, Inc. and Howard S. Leight & Associates,
              Inc. (d/b/a Howard Leight Industries) (incorporated by
              reference to Exhibit 2 (a) of the Company's Form 8-K filed on March 13, 1998)
    2.7  --   Letter Agreement by and between Howard S. Leight and Bacou
              USA, Inc. (incorporated by reference to Exhibit 2 (b) of the
              Company's Form 8-K filed on March 13, 1998)
    2.8  --   Letter Agreement by and among Howard S. Leight, Bacou S.A.
              and Engineering Bacou S.A. (incorporated by reference to
              Exhibit 2 (c) of the Company's Form 8-K filed on March 13,
              1998)
    2.9  --   First Amendment to Asset Purchase Agreement dated February
              27, 1998 (incorporated by reference to Exhibit 2 (d) of the
              Company's Form 8-K filed on March 13, 1998)
   2.10  --   Stock Purchase Agreement dated February 27, 1998 among Bacou
              USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
              Howard Leight Industries), Howard S. Leight and John Dean
              (incorporated by reference to Exhibit 2 (e) of the Company's
              Form 8-K filed on March 13, 1998)
   2.11  --   Stock Purchase Agreement dated February 27, 1998 among Bacou
              USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
              Howard Leight Industries) and Howard S. Leight (incorporated by reference to Exhibit 2 (f) of the Company's Form 8-K
              filed on March 13, 1998)
    3.1  --   Amended and Restated Certificate of Incorporation
              (incorporated by reference to Exhibit 3 (a) of the Company's
              Registration Statement filed on Form S-1 (Commission File
              No. 333-00470) (the "Company's Registration Statement"))
    3.2  --   By-Laws (incorporated by reference to Exhibit 3(b) of the
              Company's Registration Statement)
    4.1  --   Revolving Line of Credit Agreement dated May 21, 1997 by and between Bacou USA, Inc. and Citizens Bank of Rhode Island
              (incorporated by reference to Exhibit 4 (a) of the Company's
              Form 10-Q filed August 14, 1997)
    4.2  --   First Amendment to Revolving Line of Credit Agreement by and
              between Bacou USA, Inc. and Citizens Bank of Rhode Island
              (incorporated by reference to Exhibit 4 (c) of the Company's
              Form 10-Q filed August 14, 1997)
    4.3  --   Second Amendment and Agreement to Revolving Line of Credit
              Agreement between Bacou USA, Inc. and Citizens Bank of Rhode
              Island
    4.4  --   First Amendment and Agreement to Revolving Credit Note
              between Bacou USA, Inc. and Citizens Bank of Rhode Island

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
   4.5   --   Credit Line Agreement by and between Bacou USA, Inc. and
              Banque Nationale de Paris dated February 19, 1998
              (incorporated by reference to Exhibit 10 (a) of the
              Company's Form 8-K filed on March 13, 1998)
10.1.1*  --   Employment Agreement dated as of January 1, 1996 by and
              between the Company and Walter Stepan (incorporated by
              reference to Exhibit 10 (w) of Company's Registration
              Statement)
10.1.2*  --   First Amendment to Employment Agreement with Walter Stepan
              (incorporated by reference to Exhibit 4 (g) of Company's
              Form 10-Q filed November 14, 1997)
10.2.1*  --   Employment Agreement dated May 8, 1995 by and between the
              Company and Philip B. Barr (incorporated by reference to
              Exhibit 10 (b) of Company's Registration Statement)
10.2.2*  --   First Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 10 (x) to Amendment
              No. 1 to the Company's Registration Statement)
10.2.3*  --   Second Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 10 (y) to Amendment
              No. 1 to the Company's Registration Statement)
10.2.4*  --   Third Amendment to Employment Agreement with Philip B. Barr
              (incorporated by reference to Exhibit 4 (h) of the Company's
              Form 10-Q filed November 14, 1997)
  10.3*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Harry D. Neff (incorporated by reference to
              Exhibit 10 (c) of Company's Registration Statement)
  10.4*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Raymond R. Baker (incorporated by reference to Exhibit 10 (d) of Company's Registration Statement)
  10.5*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Steven P. Tolisano (incorporated by
              reference to Exhibit 10 (e) of Company's Registration
              Statement)
  10.6*  --   Officer Incentive Agreement by and between Harry D. Neff and
              Pro-Tech (incorporated by reference to Exhibit 10 (f) of
              Company's Registration Statement)
  10.7*  --   Employment Agreement dated December 31, 1996 between Titmus
              Optical, Inc. and Michael Mancuso (incorporated by reference to Exhibit 10 (i) of the Company's Form 10-K filed March 31,
              1997)
  10.8*  --   Employment Agreement dated December 19, 1997 between Titmus
              Optical, Inc. and Richard J. Masters (incorporated by
              reference to Exhibit 10 (j) of the Company's Form 10-K filed
              March 31, 1997)
10.9.1*  --   Employment Agreement dated October 1, 1995 by and between
              Titmus Optical, Inc. and Thomas J. Goeltz (incorporated by reference to Exhibit 10 (k) (1) of the Company's Form 10-K filed March 31, 1997)
10.9.2*  --   First Amendment to Employment Agreement dated December 18,
              1996 between Titmus Optical, Inc. and Thomas Goeltz
              (incorporated by reference to Exhibit 10 (k) (2) of the
              Company's Form 10-K filed March 31, 1997)
 10.10*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Philip M. Johnson (incorporated by reference to Exhibit 10 (l) of the Company's Form 10-K filed March 31,
              1997)
 10.11*  --   Employment Agreement dated January 1, 1996 by and between
              Uvex Safety and Richard Sustello (incorporated by reference to Exhibit 10 (m) of the Company's Form 10-K filed March 31,
              1997)
 10.12*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Jack Bell (incorporated by reference to Exhibit 4
              (a) of the Company's Form 10-Q filed November 14, 1997)
 10.13*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Robert Hitchcock (incorporated by reference to
              Exhibit 4 (b) of the Company's Form 10-Q filed November 14,
              1997)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
 10.14*  --   Employment Agreement dated May 30, 1997 between Survivair,
              Inc. and Stephen E. Wiser (incorporated by reference to
              Exhibit 4 (c) of the Company's Form 10-Q filed November 14,
              1997)
 10.15*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Jack Burt (incorporated by reference to
              Exhibit 4 (d) of the Company's Form 10-Q filed November 14,
              1997)
 10.16*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Joseph Burt (incorporated by reference to Exhibit 4 (e) of the Company's form 10-Q filed November
              14, 1997)
 10.17*  --   Employment Agreement dated October 1, 1997 between
              Biosystems, Inc. and Jeffrey M. Whynall (incorporated by
              reference to Exhibit 4 (f) of the Company's Form 10-Q filed
              November 14, 1997)
 10.18*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and John Dean (incorporated by reference to
              Exhibit 99 (a) of the Company's Form 8-K filed on March 13,
              1998)
 10.19*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Robert Hanover (incorporated by
              reference to Exhibit 99 (b) of the Company's Form 8-K filed on March 13, 1998)
 10.20*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Ken David Meyers (incorporated by
              reference to Exhibit 99 (c) of the Company's Form 8-K filed on March 13, 1998)
 10.21*  --   Employment Agreement dated February 27, 1998 between Bacou
              USA Safety, Inc. and Thomas A. Wagner (incorporated by
              reference to Exhibit 99 (d) of the Company's Form 8-K filed on March 13, 1998)
 10.22*  --   Employment Agreement dated February 17, 1998 between Titmus
              Optical, Inc. and Bradford L. Brooks
 10.23   --   Registration Rights Agreement dated July 31, 1994 by and
              between Walter Stepan and the Company (incorporated by
              reference to Exhibit 10 (h) (i) of Company's Registration
              Statement)
 10.24   --   Form of Registration Rights Agreement dated February   ,
              1996 among the Principal Stockholder Figa, S.A., Walter
              Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and
              the Company (incorporated by reference to Exhibit 10 (i) to
              Amendment No. 1 of Company's Registration Statement)
 10.25   --   Registration Rights Agreement dated September 30, 1997 by
              and among Bacou USA, Inc. and each person identified therein
              (incorporated by reference to Exhibit 2 (b) of the Company's
              Form 8-K filed October 15, 1997)
 10.26   --   Corporate Opportunities Agreement dated as of January 1,
              1996 between the Principal Stockholder and the Company
              (incorporated by reference to Exhibit 10 (j) of Company's
              Registration Statement)
 10.27   --   Amended and Restated Agreement of Transfer, Trademarks,
              Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co.,
              KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10 (k) of Company's Registration
              Statement)
 10.28   --   License Agreement dated June 1, 1986 between Uvex Winter
              Optik GmbH and Uvex Winter Optical, Inc., as amended by a
              First Amendment dated October 31, 1994 (incorporated by
              reference to Exhibit 10 (l) of Company's Registration
              Statement)
 10.29   --   License Agreement dated July 1, 1992 between Uvex Winter
              Optik GmbH and Uvex Winter Optical, Inc., as amended by a
              First Amendment dated October 31, 1994 (incorporated by
              reference to Exhibit 10 (m) of Company's Registration
              Statement)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
 10.30   --   Cooperation Agreement among Uvex Safety, Laservision GmbH,
              Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18,
              1991 (incorporated by reference to Exhibit 10 (n) of
              Company's Registration Statement)
 10.31   --   Lease Agreement between Uvex Winter Optical, Inc. and Uvex
              Safety, LLC dated April 15, 1993, as amended by a First
              Amendment to Lease Agreement dated as of July 31, 1994, as further amended by a Second Amendment to Lease Agreement
              dated as of October 31, 1994, and as further amended by a
              Third Amendment to Lease Agreement dated July 14, 1995
              (incorporated by reference to Exhibit 10 (o) of Company's
              Registration Statement)
 10.32   --   Sales Agreement dated January 1, 1998 by and between Uvex
              Safety Manufacturing, Inc. and General Electric Company
 10.33   --   Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10 (g) of the Company's Registration
              Statement)
 10.34   --   Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan
              (incorporated by reference to Exhibit 10 (x) of the
              Company's Form 10-K filed March 31, 1997)
 10.35   --   1998 Howard S. Leight Stock Option Plan
 10.36*  --   Bonus Plan for Executives of Titmus Optical, Inc. and Uvex
              Safety, Inc. for 1996 and 1997 (incorporated by reference to
              Exhibit 10 (f) of the Company's Form 10-Q filed November 14,
              1996)
 10.37*  --   Bonus Plan for John Dean for 1998 and 1999
 10.38   --   Lease Agreement dated February 27, 1998 by and between
              Howard S. Leight and Bacou USA Safety, Inc.
 10.39*  --   Bonus Plan for Executives of Subsidiaries and Divisions of
              Bacou USA, Inc. for 1998 and 1999
 10.40   --   Consultant Agreement dated as of February 27, 1998 between
              Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99 (e) of the Company's Form 8-K filed
              March 13, 1998)
    11   --   Statement Re: Computation of Per Share Earnings
    21   --   Subsidiaries of the Company
    23   --   Accountants' Consent
    27   --   Financial Data Schedule

---------------

*  Management contract or compensatory plan or arrangement