Form 10-Q
period 1998-03-31
BACOU USA INC
filed 1998-05-15
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


                                     0-28040
                         -------------------------------
                             COMMISSION FILE NUMBER

                         -------------------------------

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                    DELAWARE                                    05-0470688
                    --------                                    ----------
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND                  02917-1896
----------------------------------------------                  ----------
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

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 15, 1998 was 17,605,114.

                                 BACOU USA, INC.

                                      INDEX




   PART I.      FINANCIAL INFORMATION                                  PAGE NO.
                                                                       --------
   Item 1.      Financial Statements

                Consolidated Condensed Balance Sheets,
                March 31, 1998 and December 31, 1997                      3

                Consolidated Condensed Statements of Income,
                Three Months Ended March 31, 1998 and 1997                4

                Consolidated Condensed Statements of Cash Flows,
                Three Months Ended March 31, 1998 and 1997                5

                Notes to Consolidated Condensed Financial Statements      6 -  7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 13

   PART II.     OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                          14

   Signatures                                                             14

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                         ----           ----
                                                      (UNAUDITED)

                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $    703      $  1,277
  Trade accounts receivable, net.....................    26,782        16,099
  Inventories........................................    27,809        23,449
  Prepaid expenses...................................     8,063         3,502
  Deferred income taxes..............................     1,131         1,426
                                                       --------      --------
    Total current assets.............................    64,488        45,753
Property and equipment, net..........................    47,017        35,880
Intangible assets, net...............................   173,570        70,718
                                                       --------      --------
    Total assets.....................................  $285,075      $152,351
                                                       ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.............  $ 15,714      $     --
  Accounts payable...................................     7,426         5,523
  Accrued compensation and benefits..................     3,565         2,939
  Other accrued expenses.............................     4,886         1,752
  Income taxes payable...............................     3,666         1,030
                                                       --------      --------
    Total current liabilities........................    35,257        11,244

Long-term debt.......................................   107,086            --
Deferred income taxes................................     6,146         6,051
Other liabilities....................................     2,715         2,704
                                                       --------      --------
    Total liabilities................................   151,204        19,999
                                                       --------      --------

Common stock subject to a put option.................     9,450         9,450
                                                       --------      --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
    shares authorized, no shares issued and
    outstanding......................................        --            --
  Common stock, $.001 par value, 25,000 shares
    authorized, 17,595 shares in 1998 and
    17,591 shares in 1997 issued and outstanding
    (including shares subject to a put option).......        17            17
  Additional paid-in capital.........................    62,975        62,588
  Retained earnings..................................    61,429        60,297
                                                       --------      --------
    Total stockholders' equity.......................   124,421       122,902
                                                       --------      --------
    Total liabilities and stockholders' equity.......  $285,075      $152,351
                                                       ========      ========

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1998          1997
                                                          ----          ----

Net sales ........................................      $49,515       $26,380
Cost of sales ....................................       24,699        12,382
                                                        -------       -------
Gross profit .....................................       24,816        13,998

Operating expenses:
 Selling .........................................        7,948         4,547
 General and administrative ......................        4,966         2,201
 Research and development ........................          804            --
 Purchased in-process research and development ...        7,118            --
 Amortization of intangible assets ...............        1,484           888
                                                        -------       -------
Total operating expenses .........................       22,320         7,636
                                                        -------       -------


Operating income .................................        2,496         6,362

Other expense (income):
 Interest expense ................................          884             6
 Interest income .................................          (40)         (162)
 Other ...........................................          (48)         (132)
                                                        -------       -------
Total other expense (income) .....................          796          (288)
                                                        -------       -------

Income before income taxes .......................        1,700         6,650
Income taxes .....................................          568         2,518
                                                        -------       -------

Net income .......................................      $ 1,132       $ 4,132
                                                        =======       =======

Earnings per share:
 Basic ...........................................      $  0.06       $  0.24
                                                        =======       =======
 Diluted .........................................      $  0.06       $  0.24
                                                        =======       =======


Weighted average shares outstanding:
 Basic ...........................................       17,594        17,312
                                                        =======       =======
 Diluted .........................................       17,654        17,322
                                                        =======       =======

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998          1997
                                                              ----          ----
Cash flows from operating activities:
  Net income .........................................       1,132          4,132
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization ......................       3,011          1,981
  Purchased in-process research and development ......       7,118             --
  Deferred income taxes ..............................      (2,261)           100
  Change in assets and liabilities, net of effects
   of acquired companies:
    Trade accounts receivable ........................      (6,346)        (3,029)
    Inventories ......................................         274              4
    Prepaid expenses and other current assets ........      (2,929)          (506)
    Accounts payable .................................         416           (211)
    Accrued expenses .................................       1,374           (664)
    Income taxes .....................................       2,635          1,045
                                                         ---------       --------
    Net cash provided by operating activities ........       4,424          2,852
                                                         ---------       --------

Cash flows from investing activities:
  Capital expenditures ...............................      (2,525)        (1,276)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired ..............    (119,334)          (112)
  Advance to Bacou S.A ...............................          --        (28,000)
                                                         ---------       --------
    Net cash used in investing activities ............    (121,859)       (29,388)
                                                         ---------       --------
Cash flows from financing activities:
  Proceeds from long-term debt .......................     124,300          8,000
  Repayment of long-term debt ........................      (7,439)            --
                                                         ---------       --------
     Net cash provided by financing activities .......     116,861          8,000
                                                         ---------       --------
Net decrease in cash and cash equivalents ............        (574)       (18,536)
Cash and cash equivalents at beginning of period .....       1,277         21,033
                                                         ---------       --------
Cash and cash equivalents at end of period ...........   $     703       $  2,497
                                                         =========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...........   $     246       $     --
                                                         =========       ========

  Cash paid during the period for income taxes .......   $     488       $  1,373
                                                         =========       ========
  Fair value of stock options issued pursuant to
  a consulting agreement .............................   $     387       $     --
                                                         =========       ========

     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                           (in thousands, except per share data)
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells leading brands of products that protect the sight, hearing and respiratory systems of workers against occupational hazards.

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

2.   ACQUISITION OF HOWARD LEIGHT INDUSTRIES

Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries), a California corporation with its principal business location in San Diego, California, for cash consideration of approximately $120.0 million. Howard Leight Industries is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs. The acquisition was financed principally by proceeds from bank debt.

In accordance with generally accepted accounting principles, the total purchase price has been preliminarily allocated to the fair value of assets purchased and liabilities assumed, as shown in the following table. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 30 years. A final allocation of purchase price will be determined during 1998 and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisition.


Working capital                                          $  4,428
Property and equipment                                   $ 10,138
Identifiable intangible assets                           $ 89,003
Purchased in-process research and development            $  7,118
Long-term debt                                           $ (5,939)
Goodwill                                                 $ 15,252

 The acquisition was accounted for as a purchase and, accordingly, operating results of Howard Leight Industries have been included in the accompanying financial statements of the Company only for the month of March 1998. The following table presents pro forma results of operations of the Company as if the acquisition had occurred as of January 1, 1997. The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets, and assumed interest expense on the cash purchase price. Non-recurring charges resulting from the acquisition have been excluded from the pro forma results. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.


                                          THREE MONTHS ENDED MARCH 31,
                                             1998              1997
                                             ----              ----

Net sales                                  $56,873            $36,940
Net income                                 $ 6,443            $ 4,063
Basic and diluted earnings per share       $  0.36            $  0.24



3.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,300 at March 31, 1998 and $945 at December 31, 1997.

4.   INVENTORIES

Inventories consist of the following:

                                                     March 31,     December 31,
                                                       1998            1997
                                                     ---------     ------------

Raw material and supplies ........................    $12,457        $ 8,572
Work-in-process ..................................      4,805          4,453
Finished goods ...................................     10,547         10,424
                                                      -------        -------
                                                      $27,809        $23,449
                                                      =======        =======

5.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $13,090 at March 31, 1998 and $11,585 at December 31, 1997. Accumulated amortization on intangible assets totaled $14,176 at March 31, 1998 and $12,694 at December 31, 1997.

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

ACQUISITIONS

Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries), a California corporation with its principal business location in San Diego, California, for cash consideration of approximately $120.0 million (the "Leight Acquisition"). Howard Leight Industries is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs. The Leight Acquisition was financed principally by proceeds from bank debt.

In connection with the Leight Acquisition, a portion of the acquisition price totaling $7.1 million was allocated to the fair value of purchased in-process research and development and charged immediately to operating expenses (the "Acquisition-Related R&D Charge"). A portion of the acquisition price was also allocated to the fair value of acquired inventories. The increase of acquired inventories from historical cost to fair value is recorded as cost of sales when the related inventory is sold, and reduced gross profit during the first quarter of 1998 by $0.7 million (the "Acquisition-Related Inventory Adjustment"). Finally, cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight Industries in connection with the Leight Acquisition and have been included with general and administrative expenses for the quarter ended March 31, 1998 (the "Acquisition-Related Bonuses"). Collectively these items are referred to as the "1998 Acquisition-Related Adjustments" and totaled $8.4 million, or $5.3 million on an after-tax basis, for the quarter ended March 31, 1998.

The Company acquired all of the capital stock of Biosystems, Inc. ("Biosystems"), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, on September 30, 1997. The Company issued approximately 825,000 shares of its common stock, having a fair value on the date of issuance of approximately $13.5 million, as consideration for the initial purchase price for Biosystems. Effective May 30, 1997 the Company also acquired the capital stock of Comasec Holdings, Inc. ("Comasec"), for cash consideration equal to $27.4 million. The assets of Comasec consisted primarily of its wholly-owned subsidiary Survivair, Inc. ("Survivair") a manufacturer of respiratory protection products. Finally, the Company made a non-material acquisition of the assets of Lase-R Shield, Inc. in June 1997.

Collectively the acquisitions of Biosystems, Survivair, and Lase-R Shield are referred to in the following discussion as the "1997 Acquisitions" and, together with the Leight Acquisition, are referred to as the "Acquisitions". The Acquisitions have been accounted for as purchases and operating results of the acquired businesses have been included in the consolidated financial statements of the Company beginning with the respective acquisition dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997

The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                             THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------
                                                1998                 1997
                                         -----------------     ----------------

Net sales                                $49,515    100.0%     $26,380   100.0%
Cost of sales                             24,699(1)  49.9       12,382    46.9
                                         -------    -----      -------   -----
Gross profit                              24,816     50.1       13,998    53.1
                                         -------    -----      -------   -----
Operating expenses:
  Selling                                  7,948     16.1        4,547    17.2
  General and administrative               4,966(2)  10.0        2,201     8.3
  Research and development                   804      1.6           --      --
  Purchased in-process research and
   development                             7,118(3)  14.4           --      --
  Amortization of intangible assets        1,484      3.0          888     3.4
                                         -------    -----      -------   -----
Total operating expenses                  22,320     45.1        7,636    28.9
                                         -------    -----      -------   -----
Operating income                           2,496      5.0        6,362    24.2
Other expense (income), net                  796      1.6         (288)   (1.1)
                                         -------    -----      -------   -----
Income before income taxes                 1,700      3.4        6,650    25.3
Income taxes                                 568      1.1        2,518     9.6
                                         -------    -----      -------   -----
Net income                               $ 1,132(4)   2.3%     $ 4,132    15.7%
                                         =======    =====      =======   =====

(1)  Includes Acquisition-Related Inventory Adjustment totaling $0.7 million.
(2)  Includes Acquisition-Related Bonuses totaling $0.6 million.
(3)  Includes Acquisition-Related R&D Charge totaling $7.1 million.
(4) On an after-tax basis, 1998 Acquisition-Related Adjustments totaled $5.3 million.

Net Sales. Net sales increased 87.7% from $26.4 million for the three months ended March 31, 1997 to $49.5 million for the three months ended March 31, 1998, principally as a result of the Acquisitions. There were no sales during the 1997 period attributable to the Acquisitions. Net sales for the 1998 period included sales of Biosystems and Survivair for three months, and sales of Howard Leight Industries for one month, accounting for 71.0% of the increase in sales for the quarter.

Sales of the Company's Uvex and Titmus eyewear lines, which comprised most of the Company's activities in the 1997 period, increased by 16.7% or $4.2 million from the 1997 period to the 1998 period. Increases in sales of eyewear lines were due entirely to an increase in units shipped.

Export sales represented 13.6% of net sales in the 1998 period and 11.4% of net sales in the 1997 period, increasing by 124.3% from 1997 to 1998. Excluding sales attributable to the Acquisitions, export sales increased by 31.9% from the 1997 period to the 1998 period.

Operating results of the Acquisitions will be included for a full three months during the quarter ending June 30, 1998. Sales for Survivair and Lase-R Shield were only included for one month, and there were no sales included for Biosystems and Howard Leight Industries, during the quarter ended June 30, 1997. As a result, the Company expects that sales for the three months ending June 30, 1998 will increase substantially over sales, totaling $32.3 million, reported for the three months ended June 30, 1997. The Company expects that sales for the full year in 1998 will exceed $200.0 million.

Cost of Sales. Cost of sales increased 99.5% from $12.4 million for the three months ended March 31, 1997 to $24.7 million for the three months ended March 31, 1998 primarily due to inclusion of operating results of the Acquisitions.

Gross Profit. Gross profit increased 77.3% from $14.0 million for the three months ended March 31, 1997 to $24.8 million for the three months ended March 31, 1998.

Excluding the Acquisition-Related Inventory Adjustment, the Company's gross margin was 51.5% in the 1998 period and 53.1% in the 1997 period, declining primarily due to inclusion of the operating results of the Acquisitions.

Gross margins attributable to the operations of the 1997 Acquisitions historically have been lower, and gross margins for Howard Leight Industries historically have been greater, than the Company's combined gross margin during the 1997 period. The Company expects that its combined gross margin for the full year in 1998, including operating results for the Acquisitions and prior to the Acquisition-Related Inventory Adjustment, will approximate 52.0%.

Operating Expenses. Operating expenses increased from $7.6 million for the three months ended March 31, 1997 to $22.3 million for the three months ended March 31, 1998. Excluding the Acquisition-Related R&D Charge and the Acquisition-Related Bonuses, operating expenses increased 91.2% from $7.6 million for the three months ended March 31, 1997 to $14.6 million for the three months ended March 31, 1998. This increase resulted principally due to inclusion of operating results of the Acquisitions.

In connection with the Leight Acquisition, the Company recorded intangible assets totaling approximately $104.3 million, principally being amortized over a 30 year life. As a result, amortization expense is expected to increase from $1.5 million recorded during the three months ended March 31, 1998, to approximately $2.1 million for the three months ending June 30, 1998.

Operating Income. Principally as a result of the 1998 Acquisition-Related Adjustments, the Company's operating income declined 60.8% from $6.4 million for the three months ended March 31, 1997 to $2.5 million for the three months ended March 31, 1998. Excluding the 1998 Acquisition-Related Adjustments, operating income increased 71.3% from 6.4 million in the 1997 period to $10.9 million in the 1998 period.

The Company expects that its combined operating margin for the full year in 1998, including operating results for the Acquisitions and prior to the 1998 Acquisition-Related Adjustments, will approximate 22.0%.

Other Expense (Income). Other expense (income) was $796,000 for the three months ended March 31, 1998 and ($288,000) for the three months ended March 31, 1997. Other expense (income) consists principally of net interest expense totaling $844,000 in the 1998 period and net interest income totaling ($156,000) in the 1997 period. The increase in net interest expense from the 1997 period to the 1998 period is due principally to higher levels of debt outstanding during the 1998 period as a result of the Leight Acquisition. Amounts borrowed in connection with the Leight Acquisition will result in net interest costs throughout 1998 that are significantly greater than during the 1997 period.

Income Taxes. The Company's effective income tax rate was 33.4% in the 1998 period and 37.9% in the 1997 period. Prior to the 1998 Acquisition-Related Adjustments, the Company's effective income tax rate was 36.4% in the 1998 period compared with 37.9% in the 1997 period. The effective rate in both periods, prior to Acquisition-Related Adjustments, was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. Principally as a result of the 1998 Acquisition-Related Adjustments, the Company's net income declined 72.6% from $4.1 million in the 1997 periods to $1.1 million in the 1998 period. Excluding the 1998 Acquisition-Related Adjustments, the Company's net income increased 55.5% from $4.1 million in the 1997 period to $6.4 million in the 1998 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance acquisitions of businesses. The Company utilizes EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by operations. EBITDA, before 1998 Acquisition-Related Adjustments, increased 66.7% from $8.3 million in the 1997 period to $13.9 million in the 1998 period. This increase was principally due to inclusion of the operating results of the Acquisitions.

Excluding trade accounts receivable acquired in connection with the Leight Acquisition, the Company's trade accounts receivable increased from $16.1 million at December 31, 1997 to $22.4 million at March 31, 1998. This increase resulted primarily from sales volume during the first quarter of 1998 that exceeded sales volume during the fourth quarter of 1997.

Inventories increased from $23.4 million at December 31, 1997 to $27.8 million at March 31, 1998 entirely as a result of the Leight Acquisition.

Cash used in investing activities totaled $121.9 million in the 1998 period compared with $29.4 million in the 1997 period. The 1998 period included $120.0 million expended for the Leight Acquisition, and the 1997 period included $28.0 million advanced to Bacou S.A. in connection with the acquisition of Survivair. Capital expenditures totaled $2.5 million in the 1998 period and $1.3 million in the 1997 period.

In connection with the Biosystems acquisition, the Company provided selling shareholders with a put option covering 70 percent of the shares issued in connection with that acquisition, or approximately 578,000 shares. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16 3/8 per share. If the put options were exercised in full the Company would be required to make cash payments totaling approximately $9.5 million to repurchase these shares, and expects that such payment would be funded by bank borrowings.

 In February 1998 the Company entered into a Credit Line Agreement with Banque Nationale de Paris (the "BNP Credit Line"). The BNP Credit Line provides for borrowings in the amount of $110.0 million and, at March 31, 1998, the full amount was outstanding. The BNP Credit Line requires quarterly interest payments at an annual rate equal to three month LIBOR plus 0.3% and requires principal repayments in equal quarterly installments over seven years. In addition, the Company is required to pay quarterly a commitment fee equal to 0.2% per annum on amounts outstanding on the BNP Credit Line.

The Company also maintains a $31.0 million Revolving Line of Credit (the "Revolving Facility") with Citizens Bank of Rhode Island. The Revolving Facility is available to fund acquisitions and for other general corporate purposes and is subject to various financial and other covenants. Principal outstanding under the Revolving Facility, totaling $12.8 million at March 31, 1998, bears interest at a rate per annum equal to three month LIBOR plus 0.7% and is due in full on May 31, 2000.

In connection with the Leight Acquisition, the Company borrowed a total of $124.3 million, including $110.0 million on the BNP Credit Line and $14.3 million on the Revolving Facility. During the three months ended March 31, 1998 the Company repaid long-term debt assumed in connection with the Leight Acquisition, totaling $5.9 million, and repaid principal, totaling $1.5 million, under the Revolving Facility.

The Company is pursuing a business strategy which includes acquisitions as an important element. As a result, the Company may incur additional indebtedness, may be required to negotiate additional credit facilities or issue additional common or preferred stock in order to fund other investments, if any, resulting from its acquisition strategy. Except for cash requirements to fund potential additional acquisitions, the Company believes that its cash flow provided by operating activities together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

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

During 1997 the Company initiated a project, separate from initiatives to correct its year 2000 issues, to install and implement common software at all business units. A license agreement for the software was executed in September 1997 and full implementation, including a significant period of pre-testing, is expected to be completed during or prior to the first quarter of 1999. The Company believes that this software is year 2000 compliant and that, upon full implementation at its Survivair and Uvex Safety business units, all of the Company's material year 2000 deficiencies will be corrected. The license fee and costs to implement the software will be capitalized and depreciated over the estimated useful life of the software. The cost of modifying or correcting other applications, which do not become year 2000 compliant upon implementation of the aforementioned software, is currently estimated to be immaterial and will be expensed as incurred.

There can be no assurance that the Company will successfully complete implementation of the common software at Survivair and Uvex Safety by dates critical for year 2000 compliance. Failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company. In addition, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely, for example its vendors, will be timely corrected or that any such failure by another company to correct its deficiencies would not have an adverse effect on the Company's systems, business or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


    EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
    --------------          ----------------------

      Exhibit 11              Statement Re: Computation of Per Share Earnings
      Exhibit 27              Financial Data Schedule

(b) The registrant filed one report on Form 8-K during the quarterly period ended March 31, 1998. That report was filed on March 13, 1998, for the purpose of disclosing the acquisition of substantially all assets of Howards Leight & Associates, Inc. effective February 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998



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