Form 10-Q
period 1998-06-30
BACOU USA INC
filed 1998-08-05
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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

     The number of shares outstanding of the issuer's common stock, $.001 par value (the "Common Stock"), as of August 4, 1998 was 17,602,965.

                                BACOU USA, INC.

                                      INDEX


   PART I.      FINANCIAL INFORMATION                                  PAGE NO.
                                                                       --------
   Item 1.      Financial Statements

                Consolidated Condensed Balance Sheets,
                June 30, 1998 and December 31, 1997                      3

                Consolidated Condensed Statements of Income, Three
                Months and Six Months ended June 30, 1998 and 1997       4

                Consolidated Condensed Statements of Cash Flows,
                Six Months Ended June 30, 1998 and 1997                  5

                Notes to Consolidated Condensed Financial Statements     6 -  7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8 - 15

   PART II.     OTHER INFORMATION

   Item 4.      Submission of Matters to a Vote of Security Holders          16

   Item 6.      Exhibits and Reports on Form 8-K                             17

   Signatures                                                                18

                         PART I. Financial Information

ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                          June 30,        DECEMBER 31,
                                                            1998             1997
                                                            ----             ----
                                                         (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                               $  1,338         $  1,277
  Trade accounts receivable, net                            28,376           16,099
  Inventories                                               30,176           23,449
  Prepaid expenses                                           5,199            3,502
  Deferred income taxes                                      2,050            1,426
                                                          --------         --------
    Total current assets                                    67,139           45,753

Property and equipment, net                                 48,192           35,880
Intangible assets, net                                     174,293           70,718
                                                          --------         --------
    Total assets                                          $289,624         $152,351
                                                          ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                  $ 15,714         $     --
  Accounts payable                                           6,313            5,523
  Accrued compensation and benefits                          6,010            2,939
  Other accrued expenses                                     7,288            1,752
  Income taxes payable                                       1,273            1,030
                                                          --------         --------
    Total current liabilities                               36,598           11,244

Long-term debt                                             103,657               --
Deferred income taxes                                        6,475            6,051
Other liabilities                                            2,770            2,704
                                                          --------         --------
    Total liabilities                                      149,500           19,999
                                                          --------         --------

Common stock subject to a put option                         9,450            9,450
                                                          --------         --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
     shares authorized, no shares issued and
     outstanding                                                --               --
  Common stock, $.001 par value, 25,000 shares
     authorized, 17,602 shares in 1998 and
     17,312 shares in 1997 issued and outstanding
    (including shares subject to a put option)                  17               17
  Additional paid-in capital                                63,129           62,588
  Retained earnings                                         67,528           60,297
                                                          --------         --------
    Total stockholders' equity                             130,674          122,902
                                                          --------         --------
    Total liabilities and stockholders' equity           $ 289,624         $152,351
                                                         =========         ========


     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                                  (unaudited)                      (unaudited)
                                                               Three Months Ended                Six Months Ended
                                                                   June 30,                           June 30,
                                                              1998             1997              1998          1997
                                                              ----             ----              ----          ----


Net sales.....................................              $ 58,864        $ 32,330          $ 108,379     $ 58,710
Cost of sales.................................                27,847          14,861             52,546       27,243
                                                            --------        --------          ---------     --------
Gross profit..................................                31,017          17,469             55,833       31,467

Operating expenses:
 Selling......................................                 9,462           5,392             17,410        9,939
 General and administrative ..................                 7,093           2,427             12,059        4,628
 Research and development.....................                   928              97              1,732           97
 Purchased in-process research and development                    --           1,300              7,118        1,300
 Amortization of intangible assets............                 2,073             932              3,557        1,820
                                                            --------        --------          ---------    ---------
Total operating expenses......................                19,556          10,148             41,876       17,784
                                                            --------        --------          ---------    ---------


Operating income..............................                11,461           7,321             13,957       13,683

Other expense (income):
 Interest expense.............................                 1,909              98              2,793          104
 Interest income..............................                   (29)           (219)               (69)        (381)
 Other........................................                     9            (164)               (39)        (296)
                                                            --------        --------          ---------    ---------
Total other expense (income)..................                 1,889            (285)             2,685         (573)
                                                            --------        --------          ---------    ---------

Income before income taxes....................                 9,572           7,606             11,272       14,256
Income taxes..................................                 3,473           3,361              4,041        5,879
                                                            --------        --------           --------    ---------

Net income....................................              $  6,099        $  4,245           $  7,231     $  8,377
                                                            ========        ========           ========     ========

Earnings per share:
 Basic........................................              $   0.35        $   0.24           $   0.41     $   0.48
                                                            ========        ========           ========     ========
 Diluted......................................              $   0.35        $   0.24           $   0.41     $   0.48
                                                            ========        ========           ========     ========

Weighted average shares outstanding:
 Basic........................................                17,599          17,312             17,596       17,312
                                                            ========        ========           ========     ========
 Diluted......................................                17,731          17,314             17,688       17,318
                                                            ========        ========           ========     ========



     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Six Months Ended June 30,
                                                                   ----------------------------
                                                                   1998                    1997
                                                                   ----                    ----
                                                                          (unaudited)

Cash flows from operating activities:
  Net income                                                    $   7,231               $ 8,377
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                     6,734                 4,052
  Purchased in-process research and development                     7,118                 1,300
  Deferred income taxes                                           (2,850)                   130
  Change in assets and liabilities, net of effects of
   acquired companies:
    Trade accounts receivable                                     (7,944)                (3,639)
    Inventories                                                   (2,092)                   410
    Prepaid expenses and other current assets                       (797)                (1,401)
    Accounts payable                                                (697)                  (939)
    Accrued expenses                                               5,974                    695
    Income taxes                                                     242                   (723)
                                                                --------                -------
    Net cash provided by operating activities                     12,919                  8,262
                                                                --------                -------

Cash flows from investing activities:
  Capital expenditures                                            (5,350)                (2,369)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                         (121,144)               (28,463)
                                                                --------                -------
    Net cash used in investing activities                       (126,494)               (30,832)
                                                                --------                -------
Cash flows from financing activities:
  Proceeds from long-term debt                                   124,300                  8,000
  Repayment of long-term debt                                     (9,868)                (8,000)
  Advances (repayments) on notes payable, net                     (1,000)                 4,055
  Repurchase of common stock                                         (46)                   ---
  Proceeds from issuance of common stock                             250                    ---
                                                                --------                -------
     Net cash provided by financing activities                   113,636                  4,055
                                                                --------                -------
Net increase (decrease) in cash and cash equivalents                  61                (18,515)
Cash and cash equivalents at beginning of period                   1,277                 21,033
                                                                --------                -------
Cash and cash equivalents at end of period                      $  1,338                $ 2,518
                                                                ========                =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $  2,182                $   109
                                                                ========                =======

  Cash paid during the period for income taxes                  $  6,814                $ 6,207
                                                                ========                =======
  Fair value of stock options issued pursuant to
  a consulting agreement                                        $    337                $    --
                                                                ========                =======



     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells leading brands of products that protect the sight, hearing and respiratory systems of workers against occupational hazards, as well as related instrumentation including vision screeners, gas monitors and test equipment for self-contained breathing apparatus.

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

2.   ACQUISITION OF HOWARD LEIGHT INDUSTRIES

Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries), a California corporation with its principal business location in San Diego, California ("Howard Leight"), for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness. Howard Leight is a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs. The acquisition was financed principally by proceeds from bank debt.

In accordance with generally accepted accounting principles, the total purchase price has been allocated to the fair value of assets purchased and liabilities assumed, as shown in the following table. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 30 years.

Working capital                                          $  3,372
Property and equipment                                   $ 10,138
Identifiable intangible assets                           $ 89,003
Purchased in-process research and development            $  7,118
Long-term debt                                           $ (5,939)
Goodwill                                                 $ 16,308

The acquisition was accounted for as a purchase and, accordingly, operating results of Howard Leight have been included in the accompanying financial statements of the Company only for the period subsequent to the acquisition date. The following table presents pro forma results of operations of the Company as if the acquisition had occurred as of January 1, 1997 (in thousands, except per share data). The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets and assumed interest expense on the cash purchase price. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                                        SIX MONTHS ENDED JUNE 30,
                                             1998           1997
                                             ----           ----

Net sales                                 $115,737        $81,543
Net income                                $  6,868        $ 9,252
Basic and diluted earnings per share      $   0.39        $  0.53

The information shown above, for the six months ended June 30, 1998, includes after-tax charges resulting from the acquisition of Howard Leight equal to $5.5 million.



3.   Trade Accounts Receivable

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,279 at June 30, 1998 and $945 at December 31, 1997.



4.   Inventories

Inventories consist of the following:

                                          June 30,              December 31,
                                           1998                     1997
                                        ----------              ------------
Raw material and supplies ..........    $  12,994                 $  8,572
Work-in-process ....................        5,357                    4,453
Finished goods .....................       11,825                   10,424
                                        ---------                 --------
                                        $  30,176                 $ 23,449
                                        =========                 ========



5.   Property, Equipment and Intangible Assets

Accumulated depreciation and amortization of property and equipment totaled $14,729 at June 30, 1998 and $11,585 at December 31, 1997. Accumulated amortization of intangible assets totaled $16,251 at June 30, 1998 and $12,694 at December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, the success of the Company's acquisition strategy, continued availability and favorable pricing of raw materials, the ability of the Company and its key vendors to successfully respond to year 2000 issues, competitive pressures, general economic conditions and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

ACQUISITIONS

     Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard Leight, a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs, ear muffs and ear bands, for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness (the "Leight Acquisition"). Operating results of Howard Leight have been included in the consolidated financial statements of the Company beginning with the acquisition date.

     The Company acquired all of the outstanding capital stock of Comasec Holdings, Inc. ("Comasec") on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly owned subsidiary Survivair, Inc. ("Survivair"), a manufacturer of respiratory protection products. The Company also acquired all of the capital stock of Biosystems, Inc. ("Biosystems"), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, on September 30, 1997. The initial acquisition price was approximately $13.5 million payable in Common Stock of the Company; however, the initial acquisition price may be increased if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Finally, the Company acquired Lase-R-Shield, Inc. ("Lase-R Shield"), for $1.0 million in June of 1997. The acquisitions of Survivair, Biosystems and Lase-R Shield are referred to collectively in the following discussion as the "1997 Acquisitions". Operating results for the 1997 Acquisitions have been included in the consolidated financial statements of the Company beginning with the respective acquisition dates.

     The Leight Acquisition and the 1997 Acquisitions are referred to collectively as "the Acquisitions".

     In connection with the Leight Acquisition and certain of the 1997 Acquisitions, a portion of the acquisition price was allocated to the fair value of purchased in-process research and development. These amounts were charged to operating expenses in full upon the date of acquisition and are referred to in the accompanying discussion as "Acquisition-Related R&D Charges." In connection with each of the Acquisitions, acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts are referred to in the accompanying discussion as "Acquisition-Related Inventory Adjustments." Cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight in connection with the Leight Acquisition and have been included with general and administrative expenses (the "Acquisition-Related Bonuses"). These items are referred to collectively in the following discussion as "Acquisition-Related Adjustments."


RESULTS OF OPERATIONS

The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).



                                                  THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------                    -------------------------
                                                  1998                   1997                    1998                  1997
                                                  ----                   ----                    ----                  ----
Net sales                                      $58,864     100.0%     $32,330     100.0%     $108,379     100.0%    $58,710   100.0%
Cost of sales (1)                               27,847      47.3       14,861      46.0        52,546      48.5      27,243    46.4
                                               -------     -----      -------     -----      --------     -----     -------   -----
Gross profit                                    31,017      52.7       17,469      54.0        55,833      51.5      31,467    53.6

Operating expenses:
  Selling                                        9,462      16.1        5,392      16.7        17,410      16.0       9,939    16.9
  General and administrative (2)                 7,093      12.0        2,427       7.5        12,059      11.1       4,628     7.9
  Research and development                         928       1.6           97       0.3         1,732       1.6          97     0.2
  Purchased in-process research
  and development (3)                               --        --        1,300       4.0         7,118       6.6       1,300     2.2
  Amortization of intangible
  assets                                         2,073       3.5          932       2.9         3,557       3.3       1,820     3.1
                                               -------     -----      -------     -----      --------     -----     -------   -----
Total operating expenses                        19,556      33.2       10,148      31.4        41,876      38.6      17,784    30.3
                                               -------     -----      -------     -----      --------     -----     -------   -----
Operating income                                11,461      19.5        7,321      22.6        13,957      12.9      13,683    23.3
Other expense (income), net                      1,889       3.2         (285)     (0.9)        2,685       2.5        (573)   (1.0)
                                               -------     -----      -------     -----      --------     -----     -------   -----
Income before income taxes                       9,572      16.3        7,606      23.5        11,272      10.4      14,256    24.3
Income taxes                                     3,473       5.9        3,361      10.4         4,041       3.7       5,879    10.0
                                               -------     -----      -------     -----      --------     -----     -------   -----
Net income (4)                                 $ 6,099      10.4%     $ 4,245      13.1%     $  7,231       6.7%    $ 8,377    14.3%
                                               =======     =====      =======     =====      ========     =====     =======   =====

(1) Includes Acquisition-Related Inventory Adjustments totaling $0.3 million for the three months ended June 30, 1998, $0.5 million for the three months and six months ended June 30, 1997, and $1.0 million for the six months ended June 30, 1998.
(2) Includes non-recurring charges for termination benefits totaling $1.4 million for the three months and six months ended June 30, 1998, and Acquisition-Related Bonuses totaling $0.6 million for the six months ended
June 30, 1998.
(3) Amounts for all periods represent Acquisition-Related R&D Charges.
(4) On an after-tax basis, the non-recurring items described above totaled
$1.1 million for the three months ended June 30, 1998, $1.6 million for the three months and six months ended June 30, 1997, and $6.3 million for the six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1997

Net Sales. Net sales increased 82.2% from $32.3 million for the three months ended June 30, 1997 to $58.9 million for the three months ended June 30, 1998, principally as a result of the Acquisitions. Of this increase, $28.6 million was attributable to net sales of Howard Leight, Biosystems and Survivair which were included for all three months during the 1998 quarter compared to the 1997 period which only included $2.4 million of net sales of Survivair for one month.

Export sales represented 16.0% of net sales in the 1998 period and 10.2% of net sales in the 1997 period, and increased by 184.4% from 1997 to 1998. Export sales of the Company's eyewear product lines, which represented the majority of the Company's export sales during the quarter ended June 30, 1997, increased by 31.3% from the 1997 period to the 1998 period.

Cost of Sales. Cost of sales increased 87.4% from $14.9 million for the three months ended June 30, 1997, to $27.8 million for the three months ended June 30, 1998, primarily as a result of the Acquisitions.

Gross Profit. Gross profit increased 77.6% from $17.5 million for the three months ended June 30, 1997, to $31.0 million for the three months ended June 30, 1998. Excluding Acquisition-Related Inventory Adjustments during both periods, the Company's gross margin declined from 55.7% in the 1997 period to 53.3% in the 1998 period. The Company's gross margin declined from 1997 to 1998 principally as a result of the Acquisitions. See "Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997."

Operating Expenses. Operating expenses increased 92.7% from $10.1 million for the three months ended June 30, 1997 to $19.6 million for the three months ended June 30, 1998, primarily as a result of operating expenses attributable to acquired businesses.

In June 1998, the Company announced the resignation of the president and chief operating officer of its Bacou USA Safety, Inc. subsidiary. The 1998 period includes a non-recurring charge (the "Severance Charge") equal to $1.4 million for estimated termination benefits owed to this former officer. In June 1997, in connection with its acquisition of Survivair, the Company recorded a non-recurring charge equal to $1.3 million (the "Survivair R&D Charge") for purchased research and development.

Excluding the Severance Charge in the 1998 period and excluding the Survivair R&D Charge in the 1997 period, operating expenses as a percentage of net sales increased from 27.4% for the three months ended June 30, 1997 to 30.8% for the three months ended June 30, 1998. This increase was due primarily to higher levels of spending for research and development at acquired businesses and increased amortization expense. Amortization expense increased 122.4% from $0.9 million in the 1997 period to $2.1 million in the 1998 period as a result of increases in intangible assets recorded in connection with the Acquisitions.

Operating Income. As a result of the foregoing, the Company's operating income increased 56.5% from $7.3 million for the three months ended June 30, 1997 to $11.5 million for the three months ended June 30, 1998.

Excluding (i) Acquisition-Related Inventory Adjustments in both periods, (ii) the Severance Charge in the 1998 period and (iii) the Survivair R&D Charge in the 1997 period, the Company's operating margin declined from 28.4% for the three months ended June 30, 1997 to 22.5% for the three months ended June 30, 1998. See "Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997."

Other Expense (Income), Net. Other expense (income), net was $1.9 million for the three months ended June 30, 1998 and ($0.3) million for the three months ended June 30, 1997. The 1998 period includes net interest expense totaling $1.9 million, whereas the 1997 period includes net interest income totaling ($0.1) million. The increase in net interest expense from the 1997 period to the 1998 period is due principally to debt incurred in connection with the Leight Acquisition. See "Liquidity and Capital Resources."

Income Taxes. The Company's effective income tax rate was 36.3% in the 1998 period and 44.2% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for the Survivair R&D Charge.

Net Income. As a result of the foregoing, the Company's net income increased 43.7% from $4.2 million in the 1997 period to $6.1 million in the 1998 period. Excluding (i) Acquisition-Related Inventory Adjustments in both periods, (ii) the Severance Charge in the 1998 period and (iii) the Survivair R&D Charge in the 1997 period, the Company's net income increased 22.3% from $5.9 million in the 1997 period to $7.2 million in the 1998 period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1997

     Net Sales. Net sales increased 84.7% from $58.7 million for the six months ended June 30, 1997 to $108.4 million for the six months ended June 30, 1998, principally as a result of acquired businesses. Of this increase, $47.7 million was attributable to net sales of Howard Leight, which were included for four months in 1998 and net sales of Survivair and Biosystems, which were included for the full six months in 1998, compared to the 1997 period which only included $2.4 million of net sales of Survivair for one month. The remainder of the increase resulted principally from increased shipments of the Company's UVEX(R) brand eyewear.

     Export sales represented 14.9% of net sales in the 1998 period and 10.8% of net sales in the 1997 period, and increased by 155.8% from 1997 to 1998. Export sales of the Company's eyewear product lines, which represented the majority of the Company's export sales during the six months ended June 30, 1997, increased by 31.6% from the 1997 period to the 1998 period.

     Cost of Sales. Cost of sales increased 92.9% from $27.2 million for the six months ended June 30, 1997, to $52.5 million for the six months ended June 30, 1998, primarily as a result of higher sales volume attributable to acquired businesses.

     Gross Profit. Gross profit increased 77.4% from $31.5 million for the six months ended June 30, 1997, to $55.8 million for the six months ended June 30, 1998. Excluding Acquisition-Related Inventory Adjustments, the Company's gross margin declined from 54.6% in the 1997 period to 52.6% in the 1998 period. Gross margins attributable to the operations of the 1997 Acquisitions historically have been lower, and gross margins for Howard Leight historically have been greater, than the Company's gross margin for the 1997 period. The Company expects that its combined gross margin for the full year in 1998, including operating results for acquired businesses and prior to Acquisition-Related Inventory Adjustments, will approximate 52.0%

    Operating Expenses. Operating expenses increased 135.5% from $17.8 million for the six months ended June 30, 1997 to $41.9 million for the six months ended June 30, 1998, primarily as a result of operating expenses attributable to acquired businesses.

     The 1998 period includes the Severance Charge, Acquisition-Related R&D Charges totaling $7.1 million and Acquisition-Related Bonuses totaling $0.6 million. The 1997 period includes Acquisition-Related R&D Charges totaling $1.3 million. Excluding these charges, operating expenses as a percentage of net sales increased from 28.1% for the six months ended June 30, 1997 to 30.2% for the six months ended June 30, 1998. This increase was due primarily to higher levels of spending for research and development at acquired businesses and increased amortization expense. Amortization expense increased 95.4% from $1.8 million in the 1997 period to $3.6 million in the 1998 period as a result of increases in intangible assets recorded in connection with acquired businesses.

    Operating Income. As a result of the foregoing, the Company's operating income increased 2.2% from $13.7 million for the six months ended June 30, 1997 to $14.0 million for the six months ended June 30, 1998. Excluding the Severance Charge in the 1998 period and all Acquisition-Related Adjustments in both periods, the Company's operating income increased 55.2% from $15.5 million for the six months ended June 30, 1997 to $24.1 million for the six months ended June 30, 1998. Excluding the aforementioned items, the Company's operating margin declined from 26.5% for the six months ended June 30, 1997 to 22.2% for the six months ended June 30, 1998. The Company expects that its combined operating margin for the full year in 1998, including operating results of acquired businesses and prior to both the Severance Charge and 1998 Acquisition-Related Adjustments, will approximate 22.0%.

     Other Expense (Income), Net. Other expense (income), net was $2.7 million for the six months ended June 30, 1998 and ($0.6) million for the six months ended June 30, 1997. The 1998 period includes net interest expense totaling $2.7 million, whereas the 1997 period includes net interest income totaling ($0.3) million. The increase in net interest expense from the 1997 period to the 1998 period is due principally to debt incurred in connection with the Leight Acquisition. See "Liquidity and Capital Resources."

    Income Taxes. The Company's effective income tax rate was 35.8% in the 1998 period and 41.2% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for Acquisition-Related R&D Charges totaling $1.3 million.

    Net Income. Principally as a result of the Severance Charge and 1998 Acquisition-Related Adjustments, the Company's net income declined from $8.4 million in the 1997 period to $7.2 million in the 1998 period. Excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments incurred during both periods, the Company's net income increased 36.0% from $10.0 million in the 1997 period to $13.6 million in the 1998 period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance acquisitions of businesses. The Company utilizes EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by operations. EBITDA increased 57.5% from $19.6 million for the six months ended June 30, 1997 to $30.8 million for the six months ended June 30, 1998, excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments in both periods. This increase was principally due to inclusion of the operating results of acquired businesses.

     Excluding trade accounts receivable attributable to the Company's Howard Leight division, the Company's trade accounts receivable increased $7.9 million from $16.1 million at December 31, 1997 to $24.0 million at June 30, 1998. This increase resulted primarily from sales volume during the months prior to June 30, 1998, that was significantly higher than sales volume during the months prior to December 31, 1997.

     Cash used in investing activities totaled $126.5 million for the six months ended June 30, 1998, and $30.8 million for the six months ended June 30, 1997. The six-month period ended June 30, 1998, includes cash payments for the Leight Acquisition totaling $120.0 million. Cash payments for the acquisition of Survivair, totaling $27.4 million, are included in the six-month period ended June 30, 1997. Capital expenditures totaled $5.4 million for the six months ended June 30, 1998, and $2.4 million for the six months ended June 30, 1997.

     In connection with the Biosystems acquisition the Company provided to former shareholders of Biosystems put options covering 578,560 of the shares issued in connection with that acquisition. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16.38 per share. If the put options were exercised in full, the Company would be required to make cash payments totaling approximately $9.5 million to repurchase these shares, and expects that such payment would be funded by bank borrowings.

     In February 1998 the Company entered into an agreement with Banque Nationale de Paris pursuant to which the bank made a term loan to the Company (the "BNP Loan") in the principal amount of $110.0 million. The BNP Loan requires quarterly payments at an effective annual rate equal to three month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years. The Company also maintains a $31.0 million revolving line of credit facility (the "Revolving Facility") with Citizens Bank of Rhode Island. The Revolving Facility is available to fund acquisitions and for other general corporate purposes, bears interest at a rate per annum equal to three month LIBOR plus 0.7% and is due in full on May 31, 2000.

In connection with the Leight Acquisition the Company borrowed a total of $124.3 million, consisting of the $110.0 million BNP Loan and $14.3 million on the Revolving Facility. Principal repayments during the six months ended June 30, 1998, totaled $10.9 million, and included repayment of $5.9 million of indebtedness assumed in connection with the Leight Acquisition. At June 30, 1998, the Company had debt outstanding totaling $119.4 million consisting of $106.1 million on the BNP Loan and $13.3 million on the Revolving Facility.

The Company is pursuing a business strategy which includes acquisitions as an important element. As a result, the Company may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue additional common or preferred stock in order to fund potential future investments resulting from its acquisition strategy. The Company believes it would have access to sufficient capital if necessary to consummate future acquisitions. Except for cash requirements to fund acquisitions, the Company believes that its cash flow provided by operating activities together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

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

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results at or before the year 2000. The Company has completed an assessment of substantially all of its computer systems and has identified applications, principally at its Survivair and Uvex Safety business units, that are not currently year 2000 compliant. During 1997, the Company initiated a project to install and implement common software at all of its business units. The Company signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation at all business units, including a significant period of pre-testing, is expected to be completed during or prior to the second quarter of 1999. The Company believes that this software is year 2000 compliant and that, upon full implementation at its Survivair and Uvex Safety business units within such time frame, all of the Company's material year 2000 deficiencies will have been corrected. The license fee and costs to implement the software will be capitalized and depreciated over the estimated useful life of the software. The cost of modifying or correcting other applications, which do not become year 2000 compliant upon implementation of the aforementioned software, is currently estimated to be immaterial and will be expensed as incurred. The Company has spent $1.7 million to date for implementation of the software at the Survivair and Uvex Safety business units and estimates the remaining costs necessary to complete full implementation to be approximately $0.9 million. There can be no assurance that the Company will successfully complete implementation of the common software at its Survivair and Uvex Safety business units by dates critical for year 2000 compliance. Failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company. In addition, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely, in particular significant vendors, also will be timely corrected or that any such failure to correct deficiencies by another company would not have an adverse effect on the Company's systems. In the process of implementing the common software at its Survivair and Uvex Safety business units, no facts have come to the attention of the Company that would indicate that the projects will not be implemented in a timely fashion.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Annual Meeting of Stockholders held on May 19, 1998, the following actions were taken:

1. Election of Phillipe Bacou, Christophe Bacou, Walter Stepan, Philip B. Barr, Jr., Karl F. Ericson, Howard S. Leight and Dr. Herbert A. Wertheim as directors, each for a one year term. The result of the vote of Stockholders was the same for each candidate, as follows:

                                         Number of Shares
                                         ----------------
               For                       16,912,491
               Against                        5,264
               Withheld                           0

2. Ratification of the adoption of the Bacou USA, Inc. 1998 Howard S. Leight Stock Option Plan, as described in the Proxy Statement and as adopted by the Board of Directors of the Company. The result of the vote of Stockholders was as follows:

                                        Number of Shares
                                        ----------------
              For                       16,846,901
              Against                       53,760
              Abstain                       13,794
              Withheld                       3,300


3. Ratification of the adoption of a first amendment to the Bacou USA, Inc. 1996 Stock Incentive Plan, as described in the Proxy Statement and as adopted by the Board of Directors of the Company. The result of the vote of Stockholders was as follows:

                                        Number of Shares
                                        ----------------
              For                       16,786,176
              Against                      114,685
              Abstain                       13,594
              Broker Non-Vote                3,300


4. Ratification of the adoption of a first amendment to the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan, as described in the Proxy Statement and as adopted by the Board of Directors of the Company. The result of the vote of Stockholders was as follows:

                                        Number of Shares
                                        ----------------
              For                       16,843,821
              Against                       56,805
              Abstain                       13,829
              Broker Non-Vote                3,300


5. Ratification of the adoption of a first amendment to the Employment Agreement with Walter Stepan, as described in the Proxy Statement and as adopted by the Board of Directors of the Company. The result of the vote of Stockholders was as follows:

                                        Number of Shares
                                        ----------------
              For                       16,854,311
              Against                       49,360
              Abstain                       14,084
              Broker Non-Vote                    0

6. Ratification of the selection of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1998. The result of the vote of Stockholders was as follows:

                                        Number of Shares
                                        ----------------
              For                       16,902,651
              Against                        1,715
              Abstain                       13,389
              Broker Non-Vote                    0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

    EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
    --------------             ----------------------

      Exhibit 10.1*         Employment Agreement by and between Thomas W. Klein
                             and Bacou USA Safety, Inc.
      Exhibit 11            Statement Re: Computation of Per Share Earnings
      Exhibit 27            Financial Data Schedule

-----------------

*Management contract or compensatory plan or arrangement.

(b) The registrant filed a report on Form 8-K/A during the quarterly period ended June 30, 1998, that was filed on April 15, 1998. The April 15, 1998, Report on Form 8-K/A amended a Form 8-K filed on March 13, 1998, that was filed in connection with the acquisition of Howard S. Leight & Associates, Inc. The registrant filed a report on Form 8-K dated June 16, 1998, for the purpose of disclosing the resignation of the president and chief operating officer of its Bacou USA Safety, Inc. subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 1998

      BACOU USA, INC.
      (Registrant)

      /s/ Philip B. Barr, Jr.                    /s/Jeffrey T. Brown
      -------------------------------            ----------------------------
      Philip B. Barr, Jr.,                       Jeffrey T. Brown
      Executive Vice President and               Treasurer and
      Chief Financial Officer                    Chief Accounting Officer

                                 EXHIBIT INDEX


    EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
    --------------             ----------------------

      Exhibit 10.1*         Employment Agreement by and between Thomas W. Klein
                             and Bacou USA Safety, Inc.

      Exhibit 11            Statement Re: Computation of Per Share Earnings

      Exhibit 27            Financial Data Schedule

-----------------

*Management contract or compensatory plan or arrangement.