Form 10-Q
period 1998-09-30
BACOU USA INC
filed 1998-11-16
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


                                     0-28040
                         -------------------------------
                             COMMISSION FILE NUMBER


                                   ----------


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


                                   ----------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 12, 1998 was 17,605,965.

                                 BACOU USA, INC.


                                      INDEX




PART I.      FINANCIAL INFORMATION                                      PAGE NO.
                                                                        -------
Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets,
             September 30, 1998 and December 31, 1997                        3

             Consolidated Condensed Statements of Income, Three
             Months and Nine Months ended September 30, 1998 and 1997        4

             Consolidated Condensed Statements of Cash Flows,
             Nine Months Ended September 30, 1998 and 1997                   5

             Notes to Consolidated Condensed Financial Statements          6-7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-16

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               17

Signatures                                                                  17

PART I. Financial Information
ITEM I. Financial Statements


                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)



                                                      September 30,    DECEMBER 31,
                                                          1998            1997
                                                      ------------     -----------
                                                       (unaudited)

                       ASSETS
Current assets:
  Cash and cash equivalents                             $  1,177        $  1,277
  Trade accounts receivable, net                          28,825          16,099
  Inventories                                             35,235          23,449
  Prepaid expenses                                         2,968           3,502
  Deferred income taxes                                    1,107           1,426
                                                        --------        --------
    Total current assets                                  69,312          45,753

Property and equipment, net                               51,357          35,880
Intangible assets, net                                   172,099          70,718
                                                        --------        --------
    Total assets                                        $292,768        $152,351
                                                        ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                $ 15,714        $     --
  Accounts payable                                         7,578           5,523
  Accrued compensation and benefits                        7,650           2,939
  Other accrued expenses                                   5,693           1,752
  Income taxes payable                                     1,304           1,030
                                                        --------        --------
    Total current liabilities                             37,939          11,244

Long-term debt                                            98,529              --
Deferred income taxes                                      6,684           6,051
Other liabilities                                          2,781           2,704
                                                        --------        --------
    Total liabilities                                    145,933          19,999
                                                        --------        --------

Common stock subject to a put option                       9,450           9,450
                                                        --------        --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
    shares authorized, no shares issued and
    outstanding                                               --              --
  Common stock, $.001 par value, 25,000 shares
    authorized, 17,605 shares in 1998 and
    17,591 shares in 1997 issued and outstanding
    (including shares subject to a put option)                17              17
  Additional paid-in capital                              63,165          62,588
  Retained earnings                                       74,203          60,297
                                                        --------        --------
    Total stockholders' equity                           137,385         122,902
                                                        --------        --------
    Total liabilities and stockholders' equity          $292,768        $152,351
                                                        ========        ========



     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                           (unaudited)                     (unaudited)
                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                       1998             1997            1998            1997
                                                      -------         -------         --------         -------

Net sales .........................................   $56,899         $35,744         $165,278         $94,455
Cost of sales .....................................    26,738          17,941           79,284          45,185
                                                      -------         -------         --------         -------
Gross profit ......................................    30,161          17,803           85,994          49,270

Operating expenses:
 Selling ..........................................     9,273           5,418           26,683          15,359
 General and administrative .......................     5,420           3,016           17,479           7,643
 Research and development .........................     1,211             391            2,943             488
 Purchased in-process research and development ....        --           2,421            7,118           3,721
 Amortization of intangible assets ................     2,104           1,093            5,661           2,912
                                                      -------         -------         --------         -------
Total operating expenses ..........................    18,008          12,339           59,884          30,123
                                                      -------         -------         --------         -------

Operating income ..................................    12,153           5,464           26,110          19,147

Other expense (income):
 Interest expense .................................     1,808              14            4,601             118
 Interest income ..................................       (21)             (8)             (90)           (389)
 Other ............................................      (120)             86             (159)           (210)
                                                      -------         -------         --------         -------
Total other expense (income) ......................     1,667              92            4,352            (481)
                                                      -------         -------         --------         -------

Income before income taxes ........................    10,486           5,372           21,758          19,628
Income taxes ......................................     3,811           2,919            7,852           8,798
                                                      -------         -------         --------         -------
Net income ........................................   $ 6,675         $ 2,453         $ 13,906         $10,830
                                                      =======         =======         ========         =======

Earnings per share:
 Basic ............................................   $  0.38         $  0.14         $   0.79         $  0.62
                                                      =======         =======         ========         =======
 Diluted ..........................................   $  0.38         $  0.14         $   0.79         $  0.62
                                                      =======         =======         ========         =======

Weighted average shares outstanding:
 Basic ............................................    17,604          17,318           17,599          17,314
                                                      =======         =======         ========         =======
 Diluted ..........................................    17,788          17,353           17,722          17,329
                                                      =======         =======         ========         =======




     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                  1998                    1997
                                                                ---------               --------
                                                                           (unaudited)

Cash flows from operating activities:
  Net income                                                    $  13,906               $ 10,830
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                    10,427                  6,334
  Purchased in-process research and development                     7,118                  3,721
  Deferred income taxes                                            (1,699)                   (18)
  Change in assets and liabilities, net of effects
   of acquired companies:
    Trade accounts receivable                                      (8,392)                (2,712)
    Inventories                                                    (7,151)                   761
    Prepaid expenses and other current assets                       1,434                 (1,356)
    Accounts payable                                                  568                 (2,255)
    Accrued expenses                                                6,034                    642
    Income taxes                                                      273                 (1,212)
                                                                ---------               --------
    Net cash provided by operating activities                      22,518                 14,735
                                                                ---------               --------

Cash flows from investing activities:
  Capital expenditures                                            (10,104)                (3,518)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                          (121,058)               (27,921)
                                                                ---------               --------
    Net cash used in investing activities                        (131,162)               (31,439)
                                                                ---------               --------
Cash flows from financing activities:
  Proceeds from long-term debt                                    110,000                  8,000
  Repayment of long-term debt                                     (13,796)                (8,000)
  Advances on notes payable, net                                   12,100                  6,355
  Repurchase of common stock                                          (46)                (8,039)
  Proceeds from issuance of common stock                              286                     60
                                                                ---------               --------
     Net cash provided by (used in) financing activities          108,544                 (1,624)
                                                                ---------               --------
Net decrease in cash and cash equivalents                            (100)               (18,328)
Cash and cash equivalents at beginning of period                    1,277                 21,033
                                                                ---------               --------
Cash and cash equivalents at end of period                      $   1,177               $  2,705
                                                                =========               ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $   3,927               $    118
                                                                =========               ========

  Cash paid during the period for income taxes                  $  10,617               $  9,732
                                                                =========               ========
  Fair value of stock options issued pursuant to
  a consulting agreement                                        $     337               $     --
                                                                =========               ========
  Fair value of common stock issued in connection
  with the acquisition of a business                            $      --               $ 13,500
                                                                =========               ========




     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)


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


Working capital                                                        $ 3,372
Property and equipment                                                 $10,138
Identifiable intangible assets                                         $89,003
Purchased in-process research and development                          $ 7,118
Long-term debt                                                         $(5,939)
Goodwill                                                               $16,308


The acquisition was accounted for as a purchase and, accordingly, operating results of Howard Leight have been included in the accompanying financial statements of the Company only for the period subsequent to the acquisition date. The following table presents pro forma results of operations of the Company as if the acquisition had occurred as of January 1, 1997 (in thousands). The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets, and assumed interest expense on the cash purchase price. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998           1997
                                                     ----           ----

Net sales                                          $172,636       $129,427
Net income                                         $ 13,543       $ 12,065
Basic and diluted earnings per share               $   0.77       $   0.70

The information shown above includes after-tax non-recurring charges equal to $6.4 million in 1998 and $4.5 million in 1997.

3.   Trade Accounts Receivable

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,137 at September 30, 1998 and $945 at December 31, 1997.

4.   Inventories

Inventories consist of the following:

                                       September 30,              December 31,
                                           1998                       1997
                                       ------------               -----------

Raw material and supplies ..........      $15,207                    $ 8,572
Work-in-process ....................        5,300                      4,453
Finished goods .....................       14,728                     10,424
                                          -------                    -------
                                          $35,235                    $23,449
                                          =======                    =======



5.   Property, Equipment and Intangible Assets

Accumulated depreciation and amortization of property and equipment totaled $16,314 at September 30, 1998 and $11,585 at December 31, 1997. Accumulated amortization of intangible assets totaled $18,355 at September 30, 1998 and $12,694 at December 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current product lines, the success of new product introductions, the success of the Company's acquisition strategy, continued availability and favorable pricing of raw materials, the ability of the Company and its key vendors to successfully respond to year 2000 issues, competitive pressures, general economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

ACQUISITIONS

Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard Leight, a manufacturer of hearing protection products including disposable ear plugs, reusable ear plugs and ear muffs, for cash consideration of approximately $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness (the "Leight Acquisition"). Operating results of Howard Leight have been included in the consolidated financial statements of the Company beginning with the acquisition date.

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

In connection with the Leight Acquisition and certain of the 1997 Acquisitions, a portion of the purchase price was allocated to the fair value of purchased in-process research and development. These amounts were charged to operating expenses in full at the date of acquisition and are referred to in the accompanying discussion as "Acquisition-Related R&D Charges." In connection with each of the Acquisitions, acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts are referred to in the accompanying discussion as "Acquisition-Related Inventory Adjustments." Cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight in connection with the Leight Acquisition and have been included with general and administrative expenses (the "Acquisition-Related Bonuses"). These items are referred to collectively in the following discussion as "Acquisition-Related Adjustments."

RESULTS OF OPERATIONS

The following table presents certain items from the Company's consolidated condensed statements of income, and such amounts as percentages of net sales, for the periods indicated (in thousands, except percentages).

                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------        -------------------------------
                                  1998               1997                1998             1997
                                  ----               ----                ----             ----

Net sales                        $56,899   100.0%  $35,744   100.0%   $165,278   100.0%  $94,455    100.0%
Cost of sales (1)                 26,738    47.0    17,941    50.2      79,284    48.0    45,185     47.8
                                 -------  ------   -------   -----    --------   -----   -------    -----
Gross profit                      30,161    53.0    17,803    49.8      85,994    52.0    49,270     52.2

Operating expenses:
  Selling                          9,273    16.3     5,418    15.1      26,683    16.1    15,359     16.3
  General and administrative (2)   5,420     9.5     3,016     8.4      17,479    10.6     7,643      8.1
  Research and development         1,211     2.2       391     1.1       2,943     1.8       488      0.5
  Purchased in-process research
  and development (3)                 --      --     2,421     6.8       7,118     4.3     3,721      3.9
  Amortization of intangible
  assets                           2,104     3.7     1,093     3.1       5,661     3.4     2,912      3.1
                                 -------   -----    ------   -----    --------   -----   -------    -----
Total operating expenses          18,008    31.7    12,339    34.5      59,884    36.2    30,123     31.9
                                 -------   -----    ------   -----    --------   -----   -------    -----
Operating income                  12,153    21.3     5,464    15.3      26,110    15.8    19,147     20.3

Other expense (income), net        1,667     2.9        92     0.3       4,352     2.6      (481)    (0.5)
                                 -------   -----    ------   -----    --------   -----   -------    -----
Income before income taxes        10,486    18.4     5,372    15.0      21,758    13.2    19,628     20.8
Income taxes                       3,811     6.7     2,919     8.2       7,852     4.8     8,798      9.3
                                 -------   -----    ------   -----    --------   -----   -------    -----
Net income (4)                   $ 6,675    11.7%  $ 2,453     6.8%   $ 13,906     8.4%  $10,830     11.5%
                                 =======  ======   =======   =====    ========   =====   =======    =====


(1) Includes Acquisition-Related Inventory Adjustments totaling $0.8 million for the three months ended September 30, 1997, $1.0 million for the nine months ended September 30, 1998, and $1.3 million for the nine months ended September 30, 1997.

(2) Includes non-recurring charges for termination benefits totaling $1.4 million and Acquisition-Related Bonuses totaling $0.6 million for the nine months ended September 30, 1998.

(3)  Amounts for all periods represent Acquisition-Related R&D Charges.

(4) On an after-tax basis, the non-recurring items described above totaled $2.9 million for the three months ended September 30, 1997, $6.4 million for the nine months ended September 30, 1998, and $4.5 million for the nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. Net sales increased 59.2% from $35.7 million for the three months ended September 30, 1997 to $56.9 million for the three months ended September 30, 1998. Of this increase, $17.7 million was attributable to net sales of Howard Leight and Biosystems. The operating results of Howard Leight and Biosystems were not included in the 1997 quarter but were included for all three months during the 1998 quarter. The remainder of the increase resulted from increased shipment of respiratory products and, to a lesser extent, increased shipment of uvex(R) brand eyewear.

Export sales represented 14.1% of net sales in the 1998 period and 11.5% of net sales in the 1997 period, and increased by 96.5% from 1997 to 1998. Excluding the effect of acquired businesses, the Company's export sales increased by 8.7% from the 1997 period to the 1998 period.

Cost of Sales. Cost of sales increased 49.0% from $17.9 million for the three months ended September 30, 1997, to $26.7 million for the three months ended September 30, 1998. The increase was due to increased volume, primarily attributable to net sales of acquired businesses.

Gross Profit. Gross profit increased 69.4% from $17.8 million for the three months ended September 30, 1997, to $30.2 million for the three months ended September 30, 1998. Excluding Acquisition-Related Inventory Adjustments during the 1997 period, the Company's gross margin improved from 52.0% in the 1997 period to 53.0% in the 1998 period. This improvement is principally due to sales of Howard Leight(R) brand hearing protection products during the 1998 period which have higher gross margins than the Company's combined gross margin during the 1997 period.

Operating Expenses. Operating expenses increased 45.9% from $12.3 million for the three months ended September 30, 1997 to $18.0 million for the three months ended September 30, 1998, primarily due to operating expenses of acquired businesses.

In September 1997, in connection with its acquisition of Biosystems, the Company recorded a non-recurring charge equal to $2.4 million (the "Biosystems R&D Charge") for purchased research and development. Excluding this charge, operating expenses as a percentage of net sales increased from 27.7% for the three months ended September 30, 1997 to 31.7% for the three months ended September 30, 1998. This increase was due to (i) higher levels of spending for research and development at acquired businesses; (ii) increased amortization expense as a result of intangible assets recorded in connection with the Leight Acquisition; (iii) higher general and administrative costs relating to staff added since the third quarter of 1997 and required to manage the expanded business of the Company following the Acquisitions, the effect of increased profitability on bonus plans, and costs totaling $300,000 relating to a secondary offering of common shares that was initiated and then withdrawn during the third quarter of 1998; and (iv) increased selling expenses primarily due to the timing of certain expenses.

Operating Income. As a result of the foregoing, the Company's operating income increased 122.4% from $5.5 million for the three months ended September 30, 1997 to $12.2 million for the three months ended September 30, 1998. Excluding Acquisition-Related Adjustments during the 1997 period, the Company's operating margin declined from 24.2% for the three months ended September 30, 1997 to 21.3% for the three months ended September 30, 1998. This decline was due to increased operating expenses described above.

Other Expense (Income), Net. Other expense (income), net was $1.7 million for the three months ended September 30, 1998 and $92,000 for the three months ended September 30, 1997. The 1998 period includes net interest expense totaling $1.8 million, whereas there was no significant interest expense in the 1997 period. The increase in net interest expense from the 1997 period to the 1998 period is due principally to debt incurred in connection with the Leight Acquisition. See "Liquidity and Capital Resources."

Income Taxes. The Company's effective income tax rate was 36.3% in the 1998 period and 54.3% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for Acquisition-Related R&D Charges totaling $2.4 million. Excluding the effect of the Acquisition-Related R&D Charges, the Company's effective income tax rate in the 1997 period would have been 37.4%.

Net Income. As a result of the foregoing, the Company's net income increased 172.1% from $2.5 million in the 1997 period to $6.7 million in the 1998 period. Excluding Acquisition-Related Adjustments incurred in the 1997 period, the Company's net income increased 24.7% from $5.4 million in the 1997 period to $6.7 million in the 1998 period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. Net sales increased 75.0% from $94.4 million for the nine months ended September 30, 1997 to $165.3 million for the nine months ended September 30, 1998. Of this increase, approximately $63.0 million related to operating results of acquired businesses. Operating results of Howard Leight were included for seven months in 1998 and operating results of Survivair and Biosystems were included for nine months in 1998, compared to the 1997 period which only included operating results of Survivair and only for four months. The remainder of the increase resulted from increased shipment of respiratory products and uvex(R) brand eyewear.

Export sales represented 14.6% of net sales in the 1998 period compared with 11.0% of net sales in the 1997 period, and increased by 132.5% from 1997 to 1998. Excluding the effect of acquired businesses, the Company's export sales during the nine-month period ended September 30, 1998 increased by approximately 22.0% compared with the comparable period in 1997.

Cost of Sales. Cost of sales increased 75.5% from $45.2 million for the nine months ended September 30, 1997 to $79.3 million for the nine months ended September 30, 1998. The increase was due to increased sales volume, primarily attributable to net sales of acquired businesses.

Gross Profit. Gross profit increased 74.5% from $49.3 million for the nine months ended September 30, 1997, to $86.0 million for the nine months ended September 30, 1998. Excluding Acquisition-Related Inventory Adjustments, the Company's gross margin declined from 53.6% in the 1997 period to 52.6% in the 1998 period, principally due to the effect of acquired businesses.

Operating Expenses. Operating expenses increased 98.8% from $30.1 million for the nine months ended September 30, 1997 to $59.9 million for the nine months ended September 30, 1998, primarily as a result of operating expenses attributable to acquired businesses.

The 1998 period includes (i) estimated termination benefits totaling $1.4 million recorded during the second quarter of 1998 in connection with the resignation of the president and chief operating officer of Bacou USA Safety, Inc. (the "Severance Charge"), (ii) Acquisition-Related R&D Charges totaling $7.1 million and (iii) Acquisition-Related Bonuses totaling $0.6 million. The 1997 period includes Acquisition-Related R&D Charges totaling $3.7 million. Excluding these charges, operating expenses as a percentage of net sales increased from 28.0% for the nine months ended September 30, 1997 to 30.7% for the nine months ended September 30, 1998. This increase was due primarily to (i) higher levels of spending for research and development at acquired businesses and (ii) increased general and administrative expenses (see discussion of "Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997" above).

Operating Income. As a result of the foregoing, the Company's operating income increased 36.4% from $19.1 million for the nine months ended September 30, 1997 to $26.1 million for the nine months ended September 30, 1998. Excluding the Severance Charge in the 1998 period and all Acquisition-Related Adjustments in both periods, the Company's operating income increased 49.9% from $24.2 million for the nine months ended September 30, 1997 to $36.3 million for the nine months ended September 30, 1998. Excluding the aforementioned items, the Company's operating margin declined from 25.6% for the nine months ended September 30, 1997 to 21.9% for the nine months ended September 30, 1998. Operating margins attributable to the operations of Survivair and Biosystems historically have been lower than the Company's operating margin prior to the acquisition of these businesses. Integration of these businesses into the Company's existing business has resulted in a decline in the Company's overall operating margin.

Other Expense (Income), Net. Other expense (income), net was $4.4 million for the nine months ended September 30, 1998 and ($481,000) for the nine months ended September 30, 1997. The 1998 period includes net interest expense totaling $4.5 million, whereas the 1997 period includes net interest income totaling $271,000. The increase in net interest expense from the 1997 period to the 1998 period is due principally to debt incurred in connection with the Leight Acquisition. See "Liquidity and Capital Resources."

Income Taxes. The Company's effective income tax rate was 36.1% in the 1998 period and 44.8% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for Acquisition-Related R&D Charges totaling $3.7 million. Excluding the effect of Acquisition-Related R&D Charges, the Company's effective income tax rate in the 1997 period would have been 37.7%.

Net Income. As a result of the foregoing, the Company's net income increased 28.4% from $10.8 million in the 1997 period to $13.9 million in the 1998 period. Excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments incurred during both periods, the Company's net income increased 32.1% from $15.4 million in the 1997 period to $20.3 million in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses. The Company utilizes EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by operations. EBITDA increased 53.0% from $30.5 million for the nine months ended September 30, 1997 to $46.7 million for the nine months ended September 30, 1998, excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments in both periods. This increase was principally due to inclusion of the operating results of acquired businesses.

The Company used working capital totaling $7.2 million during the nine months ended September 30, 1998. Working capital uses were principally related to increases in accounts receivable and inventories which, after adjustment for the effect of the Leight Acquisition, increased by $8.4 million and $7.2 million, respectively. Accounts receivable of the Company generally increase in the second and third quarter due to higher sales volume during these periods. The increase in inventories was primarily related to planned increases at certain divisions in response to higher order rates.

Cash used in investing activities totaled $131.2 million for the nine months ended September 30, 1998, and $31.4 million for the nine months ended September 30, 1997. The nine-month period ended September 30, 1998, includes cash payments for the Leight Acquisition totaling $120.0 million. Cash payments for the acquisition of Survivair, totaling $27.4 million, are included in the nine-month period ended September 30, 1997. Capital expenditures totaled $10.1 million for the nine months ended September 30, 1998, and $3.5 million for the nine months ended September 30, 1997.

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

In connection with the Leight Acquisition the Company borrowed a total of $124.3 million, consisting of the $110.0 million BNP Loan and $14.3 million on the Revolving Facility. Principal repayments during the nine months ended September 30, 1998, totaled $16.0 million, and included repayment of $5.9 million of indebtedness assumed in connection with the Leight Acquisition. At September 30, 1998, the Company had debt outstanding totaling $114.2 million consisting of $102.1 million on the BNP Loan and $12.1 million on the Revolving Facility.

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

SEASONALITY

The Company's business has been subject to slight seasonal variations which the Company has attributed to fluctuations in industrial activity and annual weather patterns. Historically, net sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, the Company's business has been variable period to period because of other factors, including promotional activity undertaken by the Company in response to competitive pressures, market demand, production capacity, inventory levels, and other considerations.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results at or before the year 2000. The Company initiated a comprehensive project in June 1997 to address its year 2000 compliance. The project consists of four phases, including (i) assessment phase - identification of areas of non-compliance (based upon a combination of the Company's own analysis and direct communication with the vendor that developed and supports the software) and evaluation of risk; (ii) planning phase
- development of specific steps to correct non-compliance, including a timetable; (iii) implementation phase - execution of steps developed during the planning phase and (iv) testing phase - conducting tests to validate year 2000 compliance. The project considers both the Company's primary information systems (software for all financial systems, network software and equipment, personal computers and incumbent software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.). The Company has completed the assessment and planning phases of its evaluation of its primary information systems and has identified applications, principally at its Survivair and Uvex Safety business units, that are not currently year 2000 compliant.

During 1997, the Company initiated a project to install and implement common software at all of its business units and signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation at the Survivair and Uvex Safety divisions, including a significant period of pre-testing, is expected to be completed during or prior to the second quarter of 1999. J.D. Edwards & Company has represented that this software is year 2000 compliant and that its processes used to achieve year 2000 readiness are certified by the Information Technology Association of America. The Company believes that, upon full implementation at its Survivair and Uvex Safety business units within such time frame, all of the Company's material year 2000 deficiencies will have been corrected. The Company has incurred costs totaling $2.0 million through September 30, 1998 for implementation of the software at the Survivair and Uvex Safety business units and estimates the remaining costs necessary to complete full implementation to be approximately $0.8 million. Except for the cost of training, these costs will be capitalized and depreciated over the estimated useful life of the software. The cost of training is estimated to be $0.2 million and will be expensed as incurred.

Although there can be no assurance that the Company will successfully complete implementation of the common software at its Survivair and Uvex Safety business units by dates critical for year 2000 compliance, these projects are currently progressing in accordance with timetables established by the Company. Although failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company, the Company believes such failure is not reasonably likely. The possible effects of unsuccessful implementation of this software by Survivair and Uvex Safety include the following for those business units: (i) an inability to process transactions,
(ii) a temporary inability to order raw materials or (iii) a temporary inability to process orders and billings and to deliver finished products to customers on a timely basis.

The assessment and planning phases for other applications with embedded software are substantially complete. Implementation is ongoing and expected to be completed by the end of the second quarter of 1999. The cost of modifying or correcting deficiencies in these applications is currently estimated to be immaterial.

The Company's business is also dependent upon the systems of third parties. With the exception of a few significant vendors, the Company believes that year 2000 deficiencies in these systems would not represent a material financial or business risk to the Company. With regard to these few vendors, the Company is assessing their year 2000 readiness based upon direct communication with each such vendor.

The Company believes that its most reasonably likely worst-case result relating to year 2000 would be the failure of certain of its applications with embedded software, or the failure of third party systems on which the Company's systems rely. Failure of applications with embedded software could result in temporary disruption to certain aspects of the Company's operations, such as disruption in operation of certain manufacturing equipment. Failure of the information systems of a vendor could result in the temporary interruption of supply of material or services to the Company. Although there can be no assurance that these failures would not have an adverse effect on the Company's business, the Company believes the effect of such failures would not be material to its business. The Company has developed informal contingency plans relating to any such failures which include reliance upon redundant systems of the Company, short-term reliance upon manual systems and reliance upon alternate vendors.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

Exhibit 10.1*         First Amendment to Employment Agreement of Thomas Klein
Exhibit 10.2*         Second Amendment to Employment Agreement of Walter Stepan
Exhibit 11            Statement Re: Computation of Per Share Earnings
Exhibit 27            Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(b) The Registrant filed one report on Form 8-K during the quarterly period ended September 30, 1998, that was filed on August 5, 1998. That report presented pro-forma financial information giving effect to the acquisitions of Howard Leight and Survivair as if each acquisition had been consummated on January 1, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998



BACOU USA, INC.
(Registrant)

/s/ Philip B. Barr                              /s/ Jeffrey T. Brown
-------------------------------                 --------------------------------
Philip B. Barr                                  Jeffrey T. Brown
Executive Vice President and                    Treasurer and
Chief Financial Officer                         Chief Accounting Officer