Form 10-Q/A
period 1998-03-31
BACOU USA INC
filed 1999-03-22
CIK 1006027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

The Company announced on February 8, 1999, its intent to adopt new guidance issued by the Securities and Exchange Commission (the SEC) regarding valuation methodologies for in-process research and development projects. The Company elected to retroactively adopt the new guidance effective January 1, 1998, and is restating previously reported results for quarterly periods in 1998. The effect of this restatement is to increase net income for the three months ended March 31, 1998, by $1.6 million.

This Amendment on Form 10-Q/A amends the Registrant's Quaterly Report on Form 10-Q, as filed by the Registrant on May 15, 1998, and is being filed to reflect the Restatement of the Registrant's Consolidated Condensed Financial Statements. See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements for a further discussion of the basis for such restatement.



                                 BACOU USA, INC.

                                      INDEX




   PART I.      FINANCIAL INFORMATION                                  PAGE NO.
                                                                       --------
   Item 1.      Financial Statements

                Consolidated Condensed Balance Sheets,
                March 31, 1998 (As Restated) and December 31, 1997            3

                Consolidated Condensed Statements of Income,
                Three Months Ended March 31, 1998 (As Restated) and
                1997                                                          4

                Consolidated Condensed Statements of Cash Flows,
                Three Months Ended March 31, 1998 (As Restated) and
                1997                                                          5

                Notes to Consolidated Condensed Financial Statements     6 -  7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8 - 13

   PART II.     OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                             14

   Signatures                                                                14

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)



                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                     -------------  ------------
                                                     (AS RESTATED)*
                                                      (UNAUDITED)

                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $    703       $  1,277
  Trade accounts receivable, net.....................    26,782         16,099
  Inventories........................................    27,809         23,449
  Prepaid expenses...................................     8,063          3,502
  Deferred income taxes..............................     1,131          1,426
                                                       --------       --------
    Total current assets.............................    64,488         45,753
Property and equipment, net..........................    47,017         35,880
Intangible assets, net...............................   176,008         70,718
                                                       --------       --------
    Total assets.....................................  $287,513       $152,351
                                                       ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.............  $ 15,714      $     --
  Accounts payable...................................     7,426         5,523
  Accrued compensation and benefits..................     3,565         2,939
  Other accrued expenses.............................     4,886         1,752
  Income taxes payable...............................     3,666         1,030
                                                       --------      --------
    Total current liabilities........................    35,257        11,244

Long-term debt.......................................   107,086            --
Deferred income taxes................................     6,980         6,051
Other liabilities....................................     2,715         2,704
                                                       --------      --------
    Total liabilities................................   152,038        19,999
                                                       --------      --------

Common stock subject to a put option.................     9,450         9,450
                                                       --------      --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
    shares authorized, no shares issued and
    outstanding......................................        --            --
  Common stock, $.001 par value, 25,000 shares
    authorized, 17,595 shares in 1998 and
    17,591 shares in 1997 issued and outstanding
    (including shares subject to a put option).......        17            17
  Additional paid-in capital.........................    62,975        62,588
  Retained earnings..................................    63,033        60,297
                                                       --------      --------
    Total stockholders' equity.......................   126,025       122,902
                                                       --------      --------
    Total liabilities and stockholders' equity.......  $287,513      $152,351
                                                       ========      ========



* See "Restatement of Quarterly Financial Statements" in Notes to Consolidated Condensed Financial Statements.




     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                          1998          1997
                                                     --------------   -------
                                                     (AS RESTATED)*
Net sales ........................................      $49,515       $26,380
Cost of sales ....................................       24,699        12,382
                                                        -------       -------
Gross profit .....................................       24,816        13,998

Operating expenses:
 Selling .........................................        7,948         4,547
 General and administrative ......................        4,966         2,201
 Research and development ........................          804            --
 Purchased in-process research and development ...        4,680            --
 Amortization of intangible assets ...............        1,484           888
                                                        -------       -------
Total operating expenses .........................       19,882         7,636
                                                        -------       -------


Operating income .................................        4,934         6,362

Other expense (income):
 Interest expense ................................          884             6
 Interest income .................................          (40)         (162)
 Other ...........................................          (48)         (132)
                                                        -------       -------
Total other expense (income) .....................          796          (288)
                                                        -------       -------

Income before income taxes .......................        4,138         6,650
Income taxes .....................................        1,402         2,518
                                                        -------       -------

Net income .......................................      $ 2,736       $ 4,132
                                                        =======       =======

Earnings per share:
 Basic ...........................................      $  0.15       $  0.24
                                                        =======       =======
 Diluted .........................................      $  0.15       $  0.24
                                                        =======       =======


Weighted average shares outstanding:
 Basic ...........................................       17,594        17,312
                                                        =======       =======
 Diluted .........................................       17,654        17,322
                                                        =======       =======



* See "Restatement of Quarterly Financial Statements" in Notes to Consolidated Condensed Financial Statements.



     See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998             1997
                                                         --------------     ---------
                                                         (AS RESTATED)*

Cash flows from operating activities:
  Net income .........................................       2,736             4,132
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization ......................       3,011             1,981
  Purchased in-process research and development ......       4,680                --
  Deferred income taxes ..............................      (1,427)              100
  Change in assets and liabilities, net of effects
   of acquired companies:
    Trade accounts receivable ........................      (6,346)           (3,029)
    Inventories ......................................         274                 4
    Prepaid expenses and other current assets ........      (2,929)             (506)
    Accounts payable .................................         416              (211)
    Accrued expenses .................................       1,374              (664)
    Income taxes .....................................       2,635             1,045
                                                         ---------          --------
    Net cash provided by operating activities ........       4,424             2,852
                                                         ---------          --------

Cash flows from investing activities:
  Capital expenditures ...............................      (2,525)           (1,276)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired ..............    (119,334)             (112)
  Advance to Bacou S.A ...............................          --           (28,000)
                                                         ---------          --------
    Net cash used in investing activities ............    (121,859)          (29,388)
                                                         ---------          --------
Cash flows from financing activities:
  Proceeds from long-term debt .......................     124,300             8,000
  Repayment of long-term debt ........................      (7,439)               --
                                                         ---------          --------
     Net cash provided by financing activities .......     116,861             8,000
                                                         ---------          --------
Net decrease in cash and cash equivalents ............        (574)          (18,536)
Cash and cash equivalents at beginning of period .....       1,277            21,033
                                                         ---------          --------
Cash and cash equivalents at end of period ...........   $     703          $  2,497
                                                         =========          ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...........   $     246          $     --
                                                         =========          ========

  Cash paid during the period for income taxes .......   $     488          $  1,373
                                                         =========          ========
  Fair value of stock options issued pursuant to
  a consulting agreement .............................   $     387          $     --
                                                         =========          ========



* See "Restatement of Quarterly Financial Statements" in Notes to Consolidated Condensed Financial Statements.




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


2.   RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS



In connection with the acquisition of Howard Leight Industries (see note 3), the Company allocated a portion of the purchase price to the fair value of in-process research and development projects. Because such projects had not yet reached technological feasibility and had no alternative future uses, the fair value assigned to these projects was expensed as of the acquisition date. Subsequent to the issuance of the Company's March 31, 1998 financial statements, the SEC issued new guidance regarding valuation methodologies for in-process research and development. The Company has modified its valuation methodology to conform to the new SEC guidance. As revised, the amount of purchase price allocated to in-process research and development projects of Howard Leight was reduced from $7.1 million to $4.7 million, and goodwill recorded in connection with the acquisition was increased by $2.4 million. The following table summarizes revisions to the March 31, 1998 financial statements as previously reported (in thousands except per share data):



                                                    Previously
                                                     Reported      Restated
                                                    ----------     --------
Statement of Income:
Purchased in-process research and development        $  7,118      $  4,680
Operating income                                        2,496         4,934
Income before income taxes                              1,700         4,138
Income taxes                                              568         1,402
Net income                                              1,132         2,736
Basic and diluted earnings per share                 $   0.06      $   0.15

Balance Sheet:
Intangible assets, net                               $173,570      $176,008
Deferred income tax liability                           6,146         6,980
Retained earnings                                      61,429        63,033



3.   ACQUISITION OF HOWARD LEIGHT INDUSTRIES


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


Working capital                                          $ 6,218
Property and equipment                                   $10,138
Identifiable intangible assets                           $89,003
Purchased in-process research and development            $ 4,680
Long-term debt                                           $(5,939)
Goodwill                                                 $15,900



The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 30 years. A portion of the purchase, totaling $4.7 million, was allocated to the fair value of in-process research and development projects. This value consisted principally of a project to develop a new generation of Air Soft(TM) ear plugs. The value of this project was determined based upon future cash flows expected to result from development of the project, discounted at a risk-adjusted rate equal to 21%, and based upon an assumption that the project was 73% complete as of the date of acquisition. The percent complete was based upon an assessment of (i) complexity of the work completed to date, (ii) difficulty of completing the remaining development,
(iii) cost incurred through the acquisition date and (iv) estimated remaining cost to complete.

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


                                          THREE MONTHS ENDED MARCH 31,
                                             1998              1997
                                           -------            -------

Net sales                                  $56,873            $36,940
Net income                                 $ 6,443            $ 4,063
Basic and diluted earnings per share       $  0.36            $  0.24




4.   TRADE ACCOUNTS RECEIVABLE


An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,300 at March 31, 1998 and $945 at December 31, 1997.


5.   INVENTORIES


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
                                                      =======        =======


6.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS


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


In connection with the Leight Acquisition, a portion of the acquisition price totaling $4.7 million was allocated to the fair value of purchased in-process research and development and charged immediately to operating expenses (the "Acquisition-Related R&D Charge"). A portion of the acquisition price was also allocated to the fair value of acquired inventories. The increase of acquired inventories from historical cost to fair value is recorded as cost of sales when the related inventory is sold, and reduced gross profit during the first quarter of 1998 by $0.7 million (the "Acquisition-Related Inventory Adjustment"). Finally, cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight Industries in connection with the Leight Acquisition and have been included with general and administrative expenses for the quarter ended March 31, 1998 (the "Acquisition-Related Bonuses"). Collectively these items are referred to as the "1998 Acquisition-Related Adjustments" and totaled $6.0 million, or $3.7 million on an after-tax basis, for the quarter ended
March 31, 1998.

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


                                             THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------
                                                1998                 1997
                                         -----------------     ----------------
                                             (RESTATED)
Net sales                                $49,515    100.0%     $26,380   100.0%
Cost of sales                             24,699(1)  49.9       12,382    46.9
                                         -------    -----      -------   -----
Gross profit                              24,816     50.1       13,998    53.1
                                         -------    -----      -------   -----
Operating expenses:
  Selling                                  7,948     16.1        4,547    17.2
  General and administrative               4,966(2)  10.0        2,201     8.3
  Research and development                   804      1.6           --      --
  Purchased in-process research and
   development                             4,680(3)   9.5           --      --
  Amortization of intangible assets        1,484      3.0          888     3.4
                                         -------    -----      -------   -----
Total operating expenses                  19,882     40.2        7,636    28.9
                                         -------    -----      -------   -----
Operating income                           4,934      9.9        6,362    24.2
Other expense (income), net                  796      1.6         (288)   (1.1)
                                         -------    -----      -------   -----
Income before income taxes                 4,138      8.3        6,650    25.3
Income taxes                               1,402      2.8        2,518     9.6
                                         -------    -----      -------   -----
Net income                               $ 2,736(4)   5.5%     $ 4,132    15.7%
                                         =======    =====      =======   =====



(1)  Includes Acquisition-Related Inventory Adjustment totaling $0.7 million.
(2)  Includes Acquisition-Related Bonuses totaling $0.6 million.
(3)  Includes Acquisition-Related R&D Charge totaling $4.7 million.
(4)  On an after-tax basis, 1998 Acquisition-Related Adjustments totaled
     $3.7 million.

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


Operating Expenses. Operating expenses increased from $7.6 million for the three months ended March 31, 1997 to $19.9 million for the three months ended
March 31, 1998. Excluding the Acquisition-Related R&D Charge and the Acquisition-Related Bonuses, operating expenses increased 91.2% from $7.6 million for the three months ended March 31, 1997 to $14.6 million for the three months ended March 31, 1998. This increase resulted principally due to inclusion of operating results of the Acquisitions.



In connection with the Leight Acquisition, the Company recorded intangible assets totaling approximately $104.9 million, principally being amortized over a 30 year life. As a result, amortization expense is expected to increase from $1.5 million recorded during the three months ended March 31, 1998, to approximately $2.1 million for the three months ending June 30, 1998.

Operating Income. Principally as a result of the 1998 Acquisition-Related Adjustments, the Company's operating income declined 22.4% from $6.4 million for the three months ended March 31, 1997 to $4.9 million for the three months ended March 31, 1998. Excluding the 1998 Acquisition-Related Adjustments, operating income increased 71.3% from 6.4 million in the 1997 period to $10.9 million in the 1998 period.


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


Income Taxes. The Company's effective income tax rate was 33.9% in the 1998 period and 37.9% in the 1997 period. Prior to the 1998 Acquisition-Related Adjustments, the Company's effective income tax rate was 36.4% in the 1998 period compared with 37.9% in the 1997 period. The effective rate in both periods, prior to Acquisition-Related Adjustments, was higher than the federal statutory rate of 35.0% due to state and local income taxes.



Net Income. Principally as a result of the 1998 Acquisition-Related Adjustments, the Company's net income declined 33.8% from $4.1 million in the 1997 periods to $2.7 million in the 1998 period. Excluding the 1998 Acquisition-Related Adjustments, the Company's net income increased 55.5% from $4.1 million in the 1997 period to $6.4 million in the 1998 period.



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


Dated: March 22, 1999




      BACOU USA, INC.
      (Registrant)


      /s/ Philip B. Barr, Jr.                     /s/Jeffrey T. Brown
      -------------------------------             ----------------------------
      Philip B. Barr, Jr.,                        Jeffrey T. Brown
      Executive Vice President and                Chief Accounting Officer
      Chief Financial Officer