Form 10-Q/A
period 1998-06-30
BACOU USA INC
filed 1999-03-22
CIK 1006027

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

The Company announced on February 8, 1999, its intent to adopt new guidance issued by the Securities and Exchange Commission (the SEC) regarding valuation methodologies for in-process research and development projects. The Company elected to retroactively adopt the new SEC guidance effective January 1, 1998, and is restating previously reported results for quarterly periods in 1998. The effect of this restatement is to increase net income for the three months ended March 31, 1998, and each 1998 year-to-date period subsequent to that date, by $1.6 million.

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 5, 1998, and is being filed to reflect the restatement of the Registrant's consolidated condensed financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements for a further discussion of the basis for such restatement.





                                BACOU USA, INC.

                                      INDEX


   PART I.    FINANCIAL INFORMATION                                    PAGE NO.
                                                                       --------
   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets,
              June 30, 1998 (as restated) and December 31, 1997          3

              Consolidated Condensed Statements of Income, Three
              Months and Six Months (as restated)ended
              June 30, 1998 and 1997                                     4

              Consolidated Condensed Statements of Cash Flows,
              Six Months Ended June 30, 1998 (as restated) and 1997      5

              Notes to Consolidated Condensed Financial Statements       6 -  7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8 - 15

   PART II.   OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders            16

   Item 6.    Exhibits and Reports on Form 8-K                               17

   Signatures                                                                18

                         PART I. Financial Information

ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)


                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                  --------------   ------------
                                                  (As Restated)*
                                                   (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                          $  1,338         $  1,277
  Trade accounts receivable, net                       28,376           16,099
  Inventories                                          30,176           23,449
  Prepaid expenses                                      5,199            3,502
  Deferred income taxes                                 2,050            1,426
                                                     --------         --------
    Total current assets                               67,139           45,753

Property and equipment, net                            48,192           35,880
Intangible assets, net                                176,731           70,718
                                                     --------         --------
    Total assets                                     $292,062         $152,351
                                                     ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt             $ 15,714         $     --
  Accounts payable                                      6,313            5,523
  Accrued compensation and benefits                     6,010            2,939
  Other accrued expenses                                7,288            1,752
  Income taxes payable                                  1,273            1,030
                                                     --------         --------
    Total current liabilities                          36,598           11,244

Long-term debt                                        103,657               --
Deferred income taxes                                   7,309            6,051
Other liabilities                                       2,770            2,704
                                                     --------         --------
    Total liabilities                                 150,334           19,999
                                                     --------         --------

Common stock subject to a put option                    9,450            9,450
                                                     --------         --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
     shares authorized, no shares issued and
     outstanding                                           --               --
  Common stock, $.001 par value, 25,000 shares
     authorized, 17,602 shares in 1998 and
     17,312 shares in 1997 issued and outstanding
    (including shares subject to a put option)             17               17
  Additional paid-in capital                           63,129           62,588
  Retained earnings                                    69,132           60,297
                                                     --------         --------
    Total stockholders' equity                        132,278          122,902
                                                     --------         --------
    Total liabilities and stockholders' equity      $ 292,062         $152,351
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

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                      (unaudited)               (unaudited)
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                   1998         1997         1998          1997
                                                 --------    --------   --------------   --------
                                                                        (As Restated)*

Net sales.....................................   $ 58,864    $ 32,330      $ 108,379     $ 58,710
Cost of sales.................................     27,847      14,861         52,546       27,243
                                                 --------    --------      ---------     --------
Gross profit..................................     31,017      17,469         55,833       31,467

Operating expenses:
 Selling......................................      9,462       5,392         17,410        9,939
 General and administrative ..................      7,093       2,427         12,059        4,628
 Research and development.....................        928          97          1,732           97
 Purchased in-process research and development         --       1,300          4,680        1,300
 Amortization of intangible assets............      2,073         932          3,557        1,820
                                                 --------    --------      ---------    ---------
Total operating expenses......................     19,556      10,148         39,438       17,784
                                                 --------    --------      ---------    ---------


Operating income..............................     11,461       7,321         16,395       13,683

Other expense (income):
 Interest expense.............................      1,909          98          2,793          104
 Interest income..............................        (29)       (219)           (69)        (381)
 Other........................................          9        (164)           (39)        (296)
                                                 --------    --------      ---------    ---------
Total other expense (income)..................      1,889        (285)         2,685         (573)
                                                 --------    --------      ---------    ---------

Income before income taxes....................      9,572       7,606         13,710       14,256
Income taxes..................................      3,473       3,361          4,875        5,879
                                                 --------    --------       --------    ---------

Net income....................................   $  6,099    $  4,245       $  8,835     $  8,377
                                                 ========    ========       ========     ========

Earnings per share:
 Basic........................................   $   0.35    $   0.24       $   0.50     $   0.48
                                                 ========    ========       ========     ========
 Diluted......................................   $   0.35    $   0.24       $   0.50     $   0.48
                                                 ========    ========       ========     ========

Weighted average shares outstanding:
 Basic........................................     17,599      17,312         17,596       17,312
                                                 ========    ========       ========     ========
 Diluted......................................     17,731      17,314         17,688       17,318
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

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1998           1997
                                                      --------------    -------
                                                      (As Restated)*
                                                               (unaudited)
Cash flows from operating activities:
  Net income                                             $   8,835      $ 8,377
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                              6,734        4,052
  Purchased in-process research and development              4,680        1,300
  Deferred income taxes                                     (2,016)         130
  Change in assets and liabilities, net of
   effects of acquired companies:
    Trade accounts receivable                               (7,944)      (3,639)
    Inventories                                             (2,092)         410
    Prepaid expenses and other current assets                 (797)      (1,401)
    Accounts payable                                          (697)        (939)
    Accrued expenses                                         5,974          695
    Income taxes                                               242         (723)
                                                          --------      -------
    Net cash provided by operating activities               12,919        8,262
                                                          --------      -------

Cash flows from investing activities:
  Capital expenditures                                      (5,350)      (2,369)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                   (121,144)     (28,463)
                                                          --------      -------
    Net cash used in investing activities                 (126,494)     (30,832)
                                                          --------      -------
Cash flows from financing activities:
  Proceeds from long-term debt                             124,300        8,000
  Repayment of long-term debt                               (9,868)      (8,000)
  Advances (repayments) on notes payable, net               (1,000)       4,055
  Repurchase of common stock                                   (46)         ---
  Proceeds from issuance of common stock                       250          ---
                                                          --------      -------
     Net cash provided by financing activities             113,636        4,055
                                                          --------      -------
Net increase (decrease) in cash and cash equivalents            61      (18,515)
Cash and cash equivalents at beginning of period             1,277       21,033
                                                          --------      -------
Cash and cash equivalents at end of period                $  1,338      $ 2,518
                                                          ========      =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                $  2,182      $   109
                                                          ========      =======

  Cash paid during the period for income taxes            $  6,814      $ 6,207
                                                          ========      =======
  Fair value of stock options issued pursuant to
  a consulting agreement                                  $    337      $    --
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


2.   RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS



In connection with the acquisition of Howard Leight Industries (see note 3), the Company allocated a portion of the purchase price to the fair value of in-process research and development projects. Because such projects had not yet reached technological feasibility and had no alternative future uses the fair value assigned to these projects was expensed as of the acquisition date. Subsequent to the issuance of the Company's March 31, 1998 financial statements, the SEC issued new guidance regarding valuation methodologies for in-process research and development. The Company has modified its valuation methodology to conform to the new SEC guidance. As revised, the amount of purchase price allocated to in-process research and development was reduced from $7.1 million to $4.7 million, and goodwill recorded in connection with the acquisition was increased by $2.4 million. The following table summarizes revisions to the June 30, 1998 financial statements as previously reported (in thousands except per share data):



                                                        Previously
                                                         Reported      Restated
                                                        ----------     --------
Statement of Income (six months ended June 30, 1998):
Purchased in-process research and development            $  7,118      $  4,680
Operating income                                           13,957        16,395
Income before income taxes                                 11,272        13,710
Income taxes                                                4,041         4,875
Net income                                                  7,231         8,835
Basic and diluted earnings per share                     $   0.41      $   0.50

Balance Sheet:
Intangible assets, net                                   $174,293      $176,731
Deferred income tax liability                               6,475         7,309
Retained earnings                                          67,528        69,132


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



Working capital                                          $ 6,218
Property and equipment                                   $10,138
Identifiable intangible assets                           $89,003
Purchased in-process research and development            $ 4,680
Long-term debt                                           $(5,939)
Goodwill                                                 $15,900
                                                         -------



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



                                        SIX MONTHS ENDED JUNE 30,
                                             1998           1997
                                             ----           ----

Net sales                                 $115,737        $81,543
Net income                                $  8,472        $ 9,252
Basic and diluted earnings per share      $   0.48        $  0.53



The information shown above, for the six months ended June 30, 1998, includes after-tax charges resulting from the acquisition of Howard Leight equal to $3.9 million.





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
                                        =========                 ========




6.   Property, Equipment and Intangible Assets


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




                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                  ------------------------------------   ------------------------------------
                                        1998               1997                 1998               1997
                                  ----------------   -----------------   -----------------   ----------------
                                                                             (RESTATED)

Net sales                         $58,864   100.0%   $32,330    100.0%   $108,379   100.0%   $58,710   100.0%
Cost of sales (1)                  27,847    47.3     14,861     46.0      52,546    48.5     27,243    46.4
                                  -------   -----    -------    -----    --------   -----    -------   -----
Gross profit                       31,017    52.7     17,469     54.0      55,833    51.5     31,467    53.6

Operating expenses:
  Selling                           9,462    16.1      5,392     16.7      17,410    16.1      9,939    16.9
  General and administrative (2)    7,093    12.0      2,427      7.5      12,059    11.1      4,628     7.9
  Research and development            928     1.6         97      0.3       1,732     1.6         97     0.2
  Purchased in-process research
  and development (3)                  --      --      1,300      4.0       4,680     4.3      1,300     2.2
  Amortization of intangible
  assets                            2,073     3.5        932      2.9       3,557     3.3      1,820     3.1
                                  -------   -----    -------    -----    --------   -----    -------   -----
Total operating expenses           19,556    33.2     10,148     31.4      39,438    36.4     17,784    30.3
                                  -------   -----    -------    -----    --------   -----    -------   -----
Operating income                   11,461    19.5      7,321     22.6      16,395    15.1     13,683    23.3
Other expense (income), net         1,889     3.2       (285)    (0.9)      2,685     2.5       (573)   (1.0)
                                  -------   -----    -------    -----    --------   -----    -------   -----
Income before income taxes          9,572    16.3      7,606     23.5      13,710    12.6     14,256    24.3
Income taxes                        3,473     5.9      3,361     10.4       4,875     4.5      5,879    10.0
                                  -------   -----    -------    -----    --------   -----    -------   -----
Net income (4)                    $ 6,099    10.4%   $ 4,245     13.1%   $  8,835     8.1%   $ 8,377    14.3%
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

(4) On an after-tax basis, the non-recurring items described above totaled $1.1 million for the three months ended June 30, 1998, $1.6 million for the three months and six months ended June 30, 1997, and $4.7 million for the six months ended June 30, 1998.

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

     Gross Profit. Gross profit increased 77.4% from $31.5 million for the six months ended June 30, 1997, to $55.8 million for the six months ended June 30, 1998. Excluding Acquisition-Related Inventory Adjustments, the Company's gross margin declined from 54.6% in the 1997 period to 52.6% in the 1998 period. Gross margins attributable to the operations of the 1997 Acquisitions historically have been lower, and gross margins for Howard Leight historically have been greater, than the Company's gross margin for the 1997 period. The Company expects that its combined gross margin for the full year in 1998, including operating results for acquired businesses and prior to Acquisition-Related Inventory Adjustments, will approximate 52.0%


    Operating Expenses. Operating expenses increased 121.8% from $17.8 million for the six months ended June 30, 1997 to $39.4 million for the six months ended June 30, 1998, primarily as a result of operating expenses attributable to acquired businesses.

     The 1998 period includes the Severance Charge, Acquisition-Related R&D Charges totaling $4.7 million and Acquisition-Related Bonuses totaling $0.6 million. The 1997 period includes Acquisition-Related R&D Charges totaling $1.3 million. Excluding these charges, operating expenses as a percentage of net sales increased from 28.1% for the six months ended June 30, 1997 to 30.2% for the six months ended June 30, 1998. This increase was due primarily to higher levels of spending for research and development at acquired businesses and increased amortization expense. Amortization expense increased 95.4% from $1.8 million in the 1997 period to $3.6 million in the 1998 period as a result of increases in intangible assets recorded in connection with acquired businesses.



    Operating Income. As a result of the foregoing, the Company's operating income increased 19.8% from $13.7 million for the six months ended June 30, 1997 to $16.4 million for the six months ended June 30, 1998. Excluding the Severance Charge in the 1998 period and all Acquisition-Related Adjustments in both periods, the Company's operating income increased 55.2% from $15.5 million for the six months ended June 30, 1997 to $24.1 million for the six months ended June 30, 1998. Excluding the aforementioned items, the Company's operating margin declined from 26.5% for the six months ended June 30, 1997 to 22.2% for the six months ended June 30, 1998. The Company expects that its combined operating margin for the full year in 1998, including operating results of acquired businesses and prior to both the Severance Charge and 1998 Acquisition-Related Adjustments, will approximate 22.0%.


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


    Income Taxes. The Company's effective income tax rate was 35.6% in the 1998 period and 41.2% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for Acquisition-Related R&D Charges totaling $1.3 million.



    Net Income. The Company's net income increased from $8.4 million in the 1997 period to $8.8 million in the 1998 period. Excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments incurred during both periods, the Company's net income increased 36.0% from $10.0 million in the 1997 period to $13.6 million in the 1998 period.

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