Form 10-Q/A
period 1998-09-30
BACOU USA INC
filed 1999-03-22
CIK 1006027

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

The Company announced on February 8, 1999, its intent to adopt new guidance issued by the Securities and Exchange Commission (the SEC) regarding valuation methodologies for in-process research and development projects. The Company elected to retroactively adopt the new SEC guidance effective January 1, 1998, and is restating previously reported results for quarterly periods in 1998. The effect of this restatement is to increase net income for the three months ended March 31, 1998, and each 1998 year-to-date period subsequent to that date, by $1.6 million. This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 16, 1998, and is being filed to reflect the restatement of the Registrant's consolidated condensed financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements for a further discussion of the basis for such restatement.


                                 BACOU USA, INC.


                                      INDEX




PART I.      FINANCIAL INFORMATION                                      PAGE NO.
                                                                        -------
Item 1.      Financial Statements


             Consolidated Condensed Balance Sheets,
             September 30, 1998 (as restated) and December 31, 1997          3



             Consolidated Condensed Statements of Income, Three
             Months and Nine Months (as restated) ended September 30,
             1998 and 1997                                                   4



             Consolidated Condensed Statements of Cash Flows,
             Nine Months Ended September 30, 1998 (as restated) and
             1997                                                            5


             Notes to Consolidated Condensed Financial Statements          6-7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-16

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               17

Signatures                                                                  17

PART I. Financial Information
ITEM I. Financial Statements


                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)




                                                      September 30,    DECEMBER 31,
                                                          1998            1997
                                                      ------------     -----------
                                                     (as restated*)
                                                       (unaudited)

                       ASSETS
Current assets:
  Cash and cash equivalents                             $  1,177        $  1,277
  Trade accounts receivable, net                          28,825          16,099
  Inventories                                             35,235          23,449
  Prepaid expenses                                         2,968           3,502
  Deferred income taxes                                    1,107           1,426
                                                        --------        --------
    Total current assets                                  69,312          45,753

Property and equipment, net                               51,357          35,880
Intangible assets, net                                   174,537          70,718
                                                        --------        --------
    Total assets                                        $295,206        $152,351
                                                        ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                $ 15,714        $     --
  Accounts payable                                         7,578           5,523
  Accrued compensation and benefits                        7,650           2,939
  Other accrued expenses                                   5,693           1,752
  Income taxes payable                                     1,304           1,030
                                                        --------        --------
    Total current liabilities                             37,939          11,244

Long-term debt                                            98,529              --
Deferred income taxes                                      7,518           6,051
Other liabilities                                          2,781           2,704
                                                        --------        --------
    Total liabilities                                    146,767          19,999
                                                        --------        --------

Common stock subject to a put option                       9,450           9,450
                                                        --------        --------

Stockholders equity:
  Preferred stock, $.001 par value, 5,000
    shares authorized, no shares issued and
    outstanding                                               --              --
  Common stock, $.001 par value, 25,000 shares
    authorized, 17,605 shares in 1998 and
    17,591 shares in 1997 issued and outstanding
    (including shares subject to a put option)                17              17
  Additional paid-in capital                              63,165          62,588
  Retained earnings                                       75,807          60,297
                                                        --------        --------
    Total stockholders' equity                           138,989         122,902
                                                        --------        --------
    Total liabilities and stockholders' equity          $295,206        $152,351
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

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                           (unaudited)                     (unaudited)
                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                       1998             1997            1998            1997
                                                      -------         -------         --------         -------
                                                                                   (as restated*)

Net sales .........................................   $56,899         $35,744         $165,278         $94,455
Cost of sales .....................................    26,738          17,941           79,284          45,185
                                                      -------         -------         --------         -------
Gross profit ......................................    30,161          17,803           85,994          49,270

Operating expenses:
 Selling ..........................................     9,273           5,418           26,683          15,359
 General and administrative .......................     5,420           3,016           17,479           7,643
 Research and development .........................     1,211             391            2,943             488
 Purchased in-process research and development ....        --           2,421            4,680           3,721
 Amortization of intangible assets ................     2,104           1,093            5,661           2,912
                                                      -------         -------         --------         -------
Total operating expenses ..........................    18,008          12,339           57,446          30,123
                                                      -------         -------         --------         -------

Operating income ..................................    12,153           5,464           28,548          19,147

Other expense (income):
 Interest expense .................................     1,808              14            4,601             118
 Interest income ..................................       (21)             (8)             (90)           (389)
 Other ............................................      (120)             86             (159)           (210)
                                                      -------         -------         --------         -------
Total other expense (income) ......................     1,667              92            4,352            (481)
                                                      -------         -------         --------         -------

Income before income taxes ........................    10,486           5,372           24,196          19,628
Income taxes ......................................     3,811           2,919            8,686           8,798
                                                      -------         -------         --------         -------
Net income ........................................   $ 6,675         $ 2,453         $ 15,510         $10,830
                                                      =======         =======         ========         =======

Earnings per share:
 Basic ............................................   $  0.38         $  0.14         $   0.88         $  0.62
                                                      =======         =======         ========         =======
 Diluted ..........................................   $  0.38         $  0.14         $   0.88         $  0.62
                                                      =======         =======         ========         =======

Weighted average shares outstanding:
 Basic ............................................    17,604          17,318           17,599          17,314
                                                      =======         =======         ========         =======
 Diluted ..........................................    17,788          17,353           17,722          17,329
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

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                  1998                    1997
                                                                ---------               --------
                                                              (as restated*)
                                                                           (unaudited)

Cash flows from operating activities:
  Net income                                                    $  15,510               $ 10,830
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                    10,427                  6,334
  Purchased in-process research and development                     4,680                  3,721
  Deferred income taxes                                              (865)                   (18)
  Change in assets and liabilities, net of effects
   of acquired companies:
    Trade accounts receivable                                      (8,392)                (2,712)
    Inventories                                                    (7,151)                   761
    Prepaid expenses and other current assets                       1,434                 (1,356)
    Accounts payable                                                  568                 (2,255)
    Accrued expenses                                                6,034                    642
    Income taxes                                                      273                 (1,212)
                                                                ---------               --------
    Net cash provided by operating activities                      22,518                 14,735
                                                                ---------               --------

Cash flows from investing activities:
  Capital expenditures                                            (10,104)                (3,518)
  Acquisition of businesses, including direct costs
   of acquisition, net of cash acquired                          (121,058)               (27,921)
                                                                ---------               --------
    Net cash used in investing activities                        (131,162)               (31,439)
                                                                ---------               --------
Cash flows from financing activities:
  Proceeds from long-term debt                                    110,000                  8,000
  Repayment of long-term debt                                     (13,796)                (8,000)
  Advances on notes payable, net                                   12,100                  6,355
  Repurchase of common stock                                          (46)                (8,039)
  Proceeds from issuance of common stock                              286                     60
                                                                ---------               --------
     Net cash provided by (used in) financing activities          108,544                 (1,624)
                                                                ---------               --------
Net decrease in cash and cash equivalents                            (100)               (18,328)
Cash and cash equivalents at beginning of period                    1,277                 21,033
                                                                ---------               --------
Cash and cash equivalents at end of period                      $   1,177               $  2,705
                                                                =========               ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $   3,927               $    118
                                                                =========               ========

  Cash paid during the period for income taxes                  $  10,617               $  9,732
                                                                =========               ========
  Fair value of stock options issued pursuant to
  a consulting agreement                                        $     337               $     --
                                                                =========               ========
  Fair value of common stock issued in connection
  with the acquisition of a business                            $      --               $ 13,500
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


2.   RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS



In connection with the acquisition of Howard Leight Industries (see note 3), the Company allocated a portion of the purchase price to the fair value of in-process research and development projects. Because such projects had not yet reached technological feasibility and had no alternative future uses, the fair value assigned to these projects was expensed as of the acquisition date. Subsequent to the issuance of the Company's March 31, 1998 financial statements, the SEC issued new guidance regarding valuation methodologies for in-process research and development. The Company has modified its valuation methodology to conform to the new SEC guidance. As revised, the amount of purchase price allocated to in-process research and development was reduced from $7.1 million to $4.7 million, and goodwill recorded in connection with the acquisition was increased by $2.4 million. The following table summarizes revisions to the September 30, 1998 financial statements as previously reported (in thousands except per share data):



                                                            Previously
                                                             Reported   Restated
                                                            ----------  --------

Statement of Income (nine months ended September 30, 1998):
Purchased in-process research and development                $  7,118   $  4,680
Operating income                                               26,110     28,548
Income before income taxes                                     21,758     24,196
Income taxes                                                    7,852      8,686
Net income                                                     13,906     15,510
Basic and diluted earnings per share                         $   0.79   $   0.88

Balance Sheet:
Intangible assets, net                                       $172,099   $174,537
Deferred income tax liability                                   6,684      7,518
Retained earnings                                              74,203     75,807



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



The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 30 years. A portion of the purchase, totaling $4.7 million, was allocated to the fair value of in-process research and development projects. This value consisted principally of a project to develop a new generation of Air Soft(TM) ear plugs. The value of this project was determined based upon future cash flows expected to result from development of the project, discounted at a risk-adjusted rate equal to 21%, and based upon an assumption that the project was 73% completed as of the date of acquisition. The percent complete was based upon an assessment of (i) complexity of the work completed to date, (ii) difficulty of completing the remaining development,
(iii) cost incurred through the acquisition date and (iv) estimated remaining cost to completed.

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



                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998           1997
                                                     ----           ----

Net sales                                          $172,636       $129,427
Net income                                         $ 15,147       $ 12,065
Basic and diluted earnings per share               $   0.86       $   0.70



The information shown above includes after-tax non-recurring charges equal to $4.8 million in 1998 and $4.5 million in 1997.



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


                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------        -------------------------------
                                  1998               1997                1998             1997
                                  ----               ----                ----             ----
                                                                    (as restated)

Net sales                        $56,899   100.0%  $35,744   100.0%   $165,278   100.0%  $94,455    100.0%
Cost of sales (1)                 26,738    47.0    17,941    50.2      79,284    48.0    45,185     47.8
                                 -------  ------   -------   -----    --------   -----   -------    -----
Gross profit                      30,161    53.0    17,803    49.8      85,994    52.0    49,270     52.2

Operating expenses:
  Selling                          9,273    16.3     5,418    15.1      26,683    16.1    15,359     16.3
  General and administrative (2)   5,420     9.5     3,016     8.4      17,479    10.6     7,643      8.1
  Research and development         1,211     2.2       391     1.1       2,943     1.8       488      0.5
  Purchased in-process research
  and development (3)                 --      --     2,421     6.8       4,680     2.8     3,721      3.9
  Amortization of intangible
  assets                           2,104     3.7     1,093     3.1       5,661     3.4     2,912      3.1
                                 -------   -----    ------   -----    --------   -----   -------    -----
Total operating expenses          18,008    31.7    12,339    34.5      57,446    34.7    30,123     31.9
                                 -------   -----    ------   -----    --------   -----   -------    -----
Operating income                  12,153    21.3     5,464    15.3      28,548    17.3    19,147     20.3

Other expense (income), net        1,667     2.9        92     0.3       4,352     2.7      (481)    (0.5)
                                 -------   -----    ------   -----    --------   -----   -------    -----
Income before income taxes        10,486    18.4     5,372    15.0      24,196    14.6    19,628     20.8
Income taxes                       3,811     6.7     2,919     8.2       8,686     5.2     8,798      9.3
                                 -------   -----    ------   -----    --------   -----   -------    -----
Net income (4)                   $ 6,675    11.7%  $ 2,453     6.8%   $ 15,510     9.4%  $10,830     11.5%
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

(3)  Amounts for all periods represent Acquisition-Related R&D Charges.


(4) On an after-tax basis, the non-recurring items described above totaled $2.9 million for the three months ended September 30, 1997, $4.8 million for the nine months ended September 30, 1998, and $4.5 million for the nine months ended September 30, 1997.

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


Operating Expenses. Operating expenses increased 90.7% from $30.1 million for the nine months ended September 30, 1997 to $57.4 million for the nine months ended September 30, 1998, primarily as a result of operating expenses attributable to acquired businesses.



The 1998 period includes (i) estimated termination benefits totaling $1.4 million recorded during the second quarter of 1998 in connection with the resignation of the president and chief operating officer of Bacou USA Safety, Inc. (the "Severance Charge"), (ii) Acquisition-Related R&D Charges totaling $4.7 million and (iii) Acquisition-Related Bonuses totaling $0.6 million. The 1997 period includes Acquisition-Related R&D Charges totaling $3.7 million. Excluding these charges, operating expenses as a percentage of net sales increased from 28.0% for the nine months ended September 30, 1997 to 30.7% for the nine months ended September 30, 1998. This increase was due primarily to (i) higher levels of spending for research and development at acquired businesses and (ii) increased general and administrative expenses (see discussion of "Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997" above).



Operating Income. As a result of the foregoing, the Company's operating income increased 49.1% from $19.1 million for the nine months ended September 30, 1997 to $28.5 million for the nine months ended September 30, 1998. Excluding the Severance Charge in the 1998 period and all Acquisition-Related Adjustments in both periods, the Company's operating income increased 49.9% from $24.2 million for the nine months ended September 30, 1997 to $36.3 million for the nine months ended September 30, 1998. Excluding the aforementioned items, the Company's operating margin declined from 25.6% for the nine months ended September 30, 1997 to 21.9% for the nine months ended September 30, 1998. Operating margins attributable to the operations of Survivair and Biosystems historically have been lower than the Company's operating margin prior to the acquisition of these businesses. Integration of these businesses into the Company's existing business has resulted in a decline in the Company's overall operating margin.

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


Income Taxes. The Company's effective income tax rate was 35.9% in the 1998 period and 44.8% in the 1997 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, the effective rate in the 1997 period was higher because a tax benefit could not be recorded for Acquisition-Related R&D Charges totaling $3.7 million. Excluding the effect of Acquisition-Related R&D Charges, the Company's effective income tax rate in the 1997 period would have been 37.7%.



Net Income. As a result of the foregoing, the Company's net income increased 43.2% from $10.8 million in the 1997 period to $15.5 million in the 1998 period. Excluding the Severance Charge in the 1998 period, and excluding Acquisition-Related Adjustments incurred during both periods, the Company's net income increased 32.1% from $15.4 million in the 1997 period to $20.3 million in the 1998 period.


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