Form 10-K
period 1998-12-31
BACOU USA INC
filed 1999-03-30
CIK 1006027

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        [X]   ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-28040
                            ------------------------

                                BACOU USA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      05-0470688
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

    10 THURBER BOULEVARD, SMITHFIELD, RI                        02917-1896
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed on the basis of $20.75 per share (the closing price of such stock on March 8, 1999 on The New York Stock Exchange): $103,933,949.

     As of March 8, 1999, there were 17,621,465 shares of Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                          DESCRIPTION                                     PAGE NUMBER
                                                          -----------                                     -----------
PART I
  Item 1               Business.........................................................................       1
  Item 2               Properties.......................................................................      10
  Item 3               Legal Proceedings................................................................      10
  Item 4               Submission of Matters to a Vote of Security Holders..............................      10
PART II
  Item 5               Market for the Registrant's Common Stock and Related Stockholder Matters.........      11
  Item 6               Selected Financial Data..........................................................      11
  Item 7               Management's Discussion and Analysis of Financial Condition and Results of             12
                       Operations.......................................................................
  Item 7A              Quantitative and Qualitative Disclosures About Market Risk.......................      19
  Item 8               Financial Statements and Supplementary Data......................................      20
  Item 9               Changes in and Disagreements with Accountants on Accounting and Financial              38
                       Disclosure.......................................................................
PART III
  Item 10              Directors and Executive Officers of the Registrant...............................      38
  Item 11              Executive Compensation...........................................................      38
  Item 12              Security Ownership of Certain Beneficial Owners and Management...................      38
  Item 13              Certain Relationships and Related Transactions...................................      38
PART IV
  Item 14              Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      38
Signatures             .................................................................................      42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bacou USA, Inc. ("Bacou", "we", "our" or "us") designs, manufactures and sells safety products that protect the sight, hearing and respiratory systems of workers against occupational hazards, as well as related instrumentation including gas monitors and test equipment for self-contained breathing apparatus. Our safety products, which are marketed under the brand names Biosystems, Howard Leight(R), Lase-R Shield(TM), Pro-Tech(R), Survivair(R) and uVEX(R), are sold principally to industrial safety and fire service distributors. We also design, manufacture and sell optical products under the Titmus(R) brand name, including eyeglass frames and components which are sold principally to optical laboratories, and vision screening equipment.

RECENT DEVELOPMENTS

     On February 25, 1999, we announced we had entered into an agreement to acquire Perfect Fit Glove Co., Inc. and certain affiliates and related assets ("Perfect Fit"), manufacturers and distributors of protective gloves and other related products worldwide with fiscal year 1998 combined net sales of $47.3 million. Perfect Fit brings with it an experienced management team, a solid history of favorable operating results, a broad line of products, a well-respected brand name and an estimated third ranking market share for sales of cut- and abrasion-resistant work gloves within the United States industrial market for non-disposable gloves. We believe that Perfect Fit furthers our plan to expand our range of protective equipment products within existing distribution channels. As with our other safety products, the primary distribution channel for Perfect Fit products is the industrial safety market in which we share a significant number of common customers.

     We are acquiring the assets of Perfect Fit for an approximate purchase price of $37.8 million in cash plus the assumption of the sellers' balance sheet liabilities, currently estimated at $16.0 million. We have agreed to pay an additional earnout of up to $6.0 million to the extent actual consolidated cash flow of the acquired business for 1999 exceeds certain specified targets. In connection with the acquisition, we will enter into employment agreements with four of the key executives of Perfect Fit. The acquisition will be accounted for under the purchase method of accounting and is expected to close during the second quarter of 1999. We intend to finance this acquisition by a loan from Banque Nationale de Paris at an interest rate per annum of three-month LIBOR plus approximately 0.5%.

     Effective February 27, 1998, we acquired substantially all assets and assumed substantially all liabilities of Howard Leight Industries ("Howard Leight"), a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness.

SEGMENT INFORMATION

     Bacou has two reportable segments, which include the safety products segment and the optical frames and instruments segment. The safety products segment consists of businesses operating within our Bacou USA Safety, Inc. subsidiary ("Bacou Safety") and which sell products principally to industrial and fire safety distributors. Products manufactured within this segment include protective eyewear, hearing protection, respirators and gas monitors. The optical frames and instruments segment consists of our Titmus Optical, Inc. subsidiary ("Titmus"). Titmus manufactures eyeglass frames and components, which are sold principally to optical laboratories, and vision screening equipment. Eyeglass frames and components are purchased by optical laboratory customers who fit complete frames with prescription lenses. Financial information relating to our reportable segments and our international activities can be found in note 10 to the consolidated financial statements included with Item 8 herein.

PRODUCTS -- SAFETY SEGMENT

  Protective Eyewear

     Bacou sells UVEX(R) brand non-prescription protective eyewear in a wide variety of styles of spectacles and goggles. All Uvex products have polycarbonate lenses, which provide an impact resistant barrier. The lenses are protected by proprietary coatings, which provide superior resistance to scratches and fogging. We also sell application specific protective eyewear, including laser protective eyewear under the UVEX(R), LaserVision and Lase-R Shield(TM) brands.

  Hearing Protection

     Bacou sells a full range of Howard Leight(R) brand hearing protection products, which products reduce the risk of long-term hearing loss from exposure to excessive noise levels. These products include disposable and reusable ear plugs, corded ear plugs, banded ear plugs and ear muffs. Additionally, we sell Howard Leight(R) brand ear plug dispensers for easy distribution of hearing protection to workers.

  Air Purifying Respirators and Supplied Air Respirators

     Bacou sells a complete line of reusable half mask and full-face mask air purifying respirators under the Survivair(R) and Pro-Tech(R) brand names, as well as hazard specific cartridges and filters for removing various contaminants from the air. We also sell Survivair(R) brand self-contained breathing apparatus for industrial and fire protection applications, as well as air line respirators. Supplied air respirators provide an independent source of breathable air for workers in atmospheres immediately dangerous to their life or health.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

     Bacou sells Biosystems brand gas monitors and detectors, which sense and report the levels of certain gases in the atmosphere of a work site and identify hazardous conditions. We also sell PosiChek test-benches, which are computer controlled, automatic test-systems used to dynamically evaluate the proper performance of self-contained breathing apparatus.

PRODUCTS -- OPTICAL FRAMES AND INSTRUMENTS SEGMENT

     Bacou sells Titmus(R) brand metal and plastic eyeglass frames and components for prescription protective eyewear, which accommodate corrective lenses and, when completed with lenses, meet the standards for protective eyewear. We sell Titmus(R) brand occupational vision screening equipment, used to determine whether an eye exam should be administered for prescribing corrective lenses.

BACKLOG

     Our backlog totaled approximately $6.6 million at December 31, 1998 and $6.0 million at December 31, 1997.

MARKETING, SALES AND DISTRIBUTION

     Bacou's safety products are sold principally through industrial safety distributors. Additional channels of distribution differ by product line. Laser protective eyewear products are sold in markets serving medicine, industry, research laboratories and universities, and worldwide by laser manufacturers as accessories with their products. Fire service distributors sell Survivair self-contained breathing apparatus and Biosystems gas detectors and test equipment for self-contained breathing apparatus. UVEX(R), Howard Leight(R), and Pro-Tech(R) brand products are also marketed in the do-it-yourself retail markets for home safety products. Howard Leight(R) products are also sold in the shooting market. Optical laboratories and optical retailers are the main channels for distribution of Titmus(R) brand eyeglass frames and components for prescription protective eyewear. All of our products are marketed internationally, with UVEX(R) brand products contractually limited to distribution in North, South and Central America. The sale of our products to purchasers in France is restricted under a corporate opportunities agreement with Bacou S.A.

MANUFACTURING OPERATIONS

  Protective Eyewear

     We use a highly automated injection molding process to manufacture the frames and lenses of our UVEX(R) brand non-prescription protective eyewear. Frame components are molded in nylon, propionate and polyvinylchloride, and the lenses are molded from polycarbonate resin pellets. We use a highly automated, integrated assembly and packaging system for certain of our high-volume products.

  Disposable and Reusable Ear Plugs and Ear Muffs

     Bacou manufactures its ear plug products using proprietary, high volume automated machinery and equipment which mold polyurethane foam and polyvinylchloride into ear plugs. We use injection molding to produce head bands for banded ear plug products and ear muff bodies. We assemble all such products, except for one product line of completed ear muffs, which are manufactured by an outside vendor.

  Air Purifying Respirators and Supplied Air Respirators

     Bacou manufactures respirator bodies, cartridge and filter bodies, and certain other parts using injection and compression molding techniques. We produce most of our metal regulator parts using computer assisted machining operations. We assemble finished respirators using these manufactured parts and components manufactured by outside vendors. Cartridges and filters for air purifying respirators are filled using high-speed, automated folding, filling and sealing machines.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

     Our gas detection products and test equipment for self-contained breathing apparatus are assembled using component parts manufactured by outside vendors. Component parts are requisitioned using a just-in-time approach, and material tracking is based on a work-in-process inventory management system and electronically initiated inventory replenishment. We utilize work cells for assembly of these products.

  Eyeglass Frames and Components and Vision Screening Equipment

     Bacou manufactures Titmus(R) brand eyeglass frames and components for prescription protective eyewear in both metal and plastic. Metal products are made from wire in a process that includes cutting, bending, shaping, soldering, plating and colorizing. A computer controlled milling operation produces plastic products. We assemble vision screeners using component parts manufactured by outside vendors.

RAW MATERIALS

     Although we rely primarily on single sources for the supply of several raw materials, all of our raw materials are currently readily available. We currently satisfy substantially all of our requirements for (i) polycarbonate resin (the primary raw material used in the production of non-prescription optical lenses), (ii) polyurethane pre-polymer (the primary raw material for production of foam hearing protection products) and (iii) certain sensors (the primary component of gas detection equipment) through single sources of supply. We have agreed to enter into a supply agreement with Howard Leight Enterprises, Inc. ("HLE") (a corporation which is owned by Howard S. Leight, a director of Bacou, along with one current and two former employees of our Howard Leight Industries division) pursuant to which we intend to purchase polyurethane pre-polymer from HLE for a period of five years. HLE is only beginning to produce polyurethane pre-polymer and, therefore, a supply agreement has not yet been executed. The loss of any single source for supply of raw materials, any disruption in such source's business or its failure to meet our needs on a timely basis could cause shortages in raw materials and could have a material adverse effect on our business, financial condition or results of operations. Although we have plans in place to deal with such contingencies, there can be no assurance that such precautions will be adequate or that alternative sources of supply can be located or developed in a timely manner.

PRINCIPAL CUSTOMERS

     Bacou had no individual customers that accounted for 10% or more of consolidated net sales in either 1996, 1997 or 1998. However, the loss of any of its principal customers could have a material adverse effect on our operations and financial condition.

COMPETITION

     The personal protective equipment industry is highly fragmented, with industry participants ranging in size from small companies focusing on single types of personal protective equipment, to several large multinational corporations which manufacture and supply many types of personal protective equipment. We believe that participants in the personal protective equipment industry compete primarily on the basis of product characteristics (such as design, style, fashion and functional performance), brand name recognition, service and price.

     The Uvex(R) astrospec family of eyewear products has enjoyed significant success resulting in many competitive copies produced overseas, imported to the United States and sold at lower prices than comparable UVEX(R) brand products. Although we have taken steps to introduce new, lower-priced products to compete in that market segment, astrospec copies may continue to enjoy success in the marketplace against the astrospec family of eyewear products.

     To maintain our market position, we must be competitive in the area of brand image, distribution, design, style, customer service, quality and price. Individual competitors have advantages and strengths in different sectors of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of applications, delivery time and price. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not adversely affect our financial condition or operations.

INTELLECTUAL PROPERTY

     Our policy is to protect our intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. We protect these rights through the filing of applications for and registrations of trademarks and patents whenever such filings would provide greater protection than maintaining such information as trade secrets.

     We have the right to use the trademark UVEX(R) in connection with protective eyewear and other safety products in all countries in North, Central and South America. Uvex Sports GmbH & Co. KG and Uvex Arbeitsschutz GmbH (together with their affiliates, "Uvex Germany") have the right to use the UVEX(R) name in connection with sports products throughout the world and personal protective equipment products in countries outside of North, Central and South America. Pursuant to its agreement with Uvex Germany, Bacou may sell personal protective equipment under the UVEX(R) brand name only in North, Central and South America. The agreement also prohibits Bacou from selling sports products, such as sunglasses or protective eyewear for sport activities, under the UVEX(R) brand name regardless of geographic area.

     We also own a number of other patents and trademarks as a result of the acquisitions of Uvex, Survivair, Biosystems and Howard Leight. The Survivair name is registered in the United States, Canada and Mexico and thirteen other countries in Europe and South America. The Biosystems PosiChek product has received patent protection in the United States. The "Leight" name and numerous other product names associated with Howard Leight are registered in the United States. Our Titmus subsidiary owns numerous trademarks under the Titmus(R) name for many of its products in the United States and throughout the world.

     Bacou also relies upon unpatented trade secrets for the protection of certain intellectual property rights. We protect our trade secrets by requiring certain of our employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with us. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the Bacou relationship is to be kept confidential and not disclosed to third parties except in certain specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. In addition, no assurance can be given that others will not independently develop substantially equivalent proprietary information and technologies, otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to unpatented trade secrets. Further, there can be no assurance that infringement or invalidity claims will not be asserted against us in the future. The costs of defending such claims, or an unfavorable determination with respect to litigation based on such claims, could have a material adverse effect on our business and financial condition.

ENVIRONMENTAL MATTERS

     We are subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or
(ii) impose liability for the costs of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Our manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our obligations to comply with environmental regulations will not have a material adverse effect on our business or financial condition.

EMPLOYEES

     At December 31, 1998, Bacou employed 1,942 people on a full-time basis. Approximately 245 employees comprise a bargaining unit represented by the United Steelworkers of America (AFL-CIO-CLC) under a contract which expires on September 13, 2000. We consider the relationship with our employees to be good and we have not experienced any work stoppages.

GOVERNMENT REGULATION AND INDUSTRIAL STANDARDS

     Government regulation mandating the use of personal protective equipment for certain job classifications and work site environments is the most significant factor in the creation and continuation of demand for personal protective equipment in the United States. The Occupational Safety and Health Administration ("OSHA") generally regulates the workplace environments in the United States in which personal protective equipment must be worn and specifies the standards which such equipment must meet. Other United States governmental agencies further regulate the use of personal protective equipment and issue standards concerning the design and functionality of such equipment. We believe we are in compliance in all material respects with the regulations and standards of these agencies.

     The United States and Canadian regulatory agencies each mandate that our products meet performance standards established by private groups, such as the American National Standards Institute ("ANSI") and the Canadian Standards Association ("CSA"), respectively. Our eyewear products are subject to the latest series of applicable standards, which currently include ANSI Industrial Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, high velocity impact, high mass impact and other integral product performance features. We maintain and operate on-site testing labs at our Smithfield, Rhode Island and Petersburg, Virginia facilities that are equipped to perform necessary tests. Our hearing protection products are subject to ANSI Industrial Standard S12.6-1984 (R 1990). Our facility in San Diego, California includes a certified audiometric testing lab which exceeds standards and procedures outlined by regulatory requirements and the Audiology Society of America.

     OSHA specifies that respiratory protective equipment must meet application-specific performance standards which are set by the National Institute for Occupational Safety and Health. In addition, many respiratory products require approval by the National Fire Protection Association. In order to achieve regulatory approval, we maintain and operate an on-site lab at our Santa Ana, California facility that is equipped to conduct most necessary tests.

EXECUTIVE OFFICERS

     The names, positions, ages and business experiences during the past five years of the executive officers of Bacou and its principal subsidiaries or divisions, as of March 8, 1999 are set forth below:

             NAME                                 POSITION WITH THE COMPANY                    AGE
             ----                                 -------------------------                    ---
Walter Stepan..................  Vice Chairman, President and Chief Executive Officer;         60
                                 Chairman, President and Chief Executive Officer of Bacou
                                 Safety; Chairman of Uvex Safety Manufacturing, Inc.;
                                 Chairman of Titmus
Philip B. Barr.................  Executive Vice President, Chief Operating Officer, Chief      47
                                 Financial Officer and Secretary; Vice Chairman, Secretary
                                 and Treasurer of Bacou Safety; Secretary and Treasurer of
                                 Titmus
John J. Bell...................  President of Survivair Division and Executive Vice President  53
                                 of Bacou Safety
Alan H. Bennett................  President of Uvex Safety Division and Executive Vice          56
                                 President of Bacou Safety; Chief Executive Officer of Uvex
                                 Safety Manufacturing, Inc.
Bradford L. Brooks.............  President and Chief Executive Officer of Titmus and           55
                                 Executive Vice President of Bacou Safety
Jeffrey T. Brown...............  Director of Financial Reporting , Chief Accounting Officer    39
                                 and Treasurer
John F. Burt, Jr...............  President of Biosystems division and Executive Vice           56
                                 President of Bacou Safety
George R. Ebel.................  President of Uvex Safety Manufacturing, Inc.                  58
Adrien W. Hebert...............  Vice President -- Finance and Corporate Controller            48
Thomas W. Klein................  President of Howard Leight division and Bacou International   50
                                 Division; Executive Vice President of Bacou Safety
Winfield W. Major..............  General Counsel                                               51
Harry D. Neff, II..............  Senior Vice President -- Sales of Bacou Safety (with          52
                                 responsibility for Uvex Safety and Howard Leight sales
                                 force)

     Officers are elected annually by the Board of Directors of the respective entity and serve at the discretion of the Board.

     Mr. Stepan has been Vice Chairman of the Board, President and Chief Executive Officer of Bacou since July 1995. Mr. Stepan served as President of Uvex Safety and its predecessors from 1988 until February, 1999, and was Chief Executive Officer from 1988 until December 1997 when Uvex Safety was merged into Bacou Safety, of which Mr. Stepan is Chairman, President and Chief Executive Officer. He has served as Chairman of Uvex Safety Manufacturing, Inc. since December, 1997. Mr. Stepan has been Chairman of the Board of Titmus since September 1995. Mr. Stepan is also a director of Bacou S.A., Bacou Far East Ltd., Uvex Winter Optical, Inc. and Uvex Sports, Inc. Uvex Winter Optical, Inc. and Uvex Sports, Inc. are affiliates of Uvex Germany.

     Mr. Barr has been the Executive Vice President of Bacou since October 1996. He has been Vice President, Chief Financial Officer and Secretary of Bacou since August 1995, was Treasurer of Bacou from August 1995 until May 1998, and has served as Chief Operating Officer since February, 1999. He has served as Vice Chairman of Bacou Safety since December 1997. He has served as Secretary and Treasurer of Titmus since September 1995. From 1985 to 1995, Mr. Barr was a Partner of Edwards & Angell, our primary outside counsel.

     Mr. Bell has been President of Survivair since 1992. He has served as Executive Vice President of Bacou Safety since May, 1998. He joined Survivair in 1983 and served as Vice President of Operations from 1989 to 1992.

     Mr. Bennett has been President of the Uvex Safety division and Executive Vice President of Bacou Safety since February, 1999. Prior to that time, he served as President of Safety Supply America/Figgie International Division.

     Mr. Brooks has been President and Chief Executive Officer of Titmus since March 1998. He has served as Executive Vice President of Bacou Safety since May, 1998. Mr. Brooks was Vice President and General Manager of the Automated Systems Division of American Meter Company from 1995 to 1998 and President of Weschler Instruments Company from 1993 to 1995.

     Mr. Brown has been Director of Corporate Reporting and Treasurer since May 1998. He served as Corporate Controller from August 1995 until May 1998 and has been Chief Accounting Officer of Bacou since August 1995. Prior to joining Bacou, Mr. Brown was a Senior Manager of KPMG LLP, our independent accountants, where he was employed from June 1982 to August 1995.

     Mr. Burt founded Biosystems in 1981 and has served as President since that date. He has served as Executive Vice President of Bacou Safety since May, 1998.

     Mr. Ebel has been president of Uvex Safety Manufacturing, Inc. since October 1998. Mr. Ebel was group president of MDC Industrial, a subsidiary of McDonnell Douglas High Volume Plastic and Metal Industrial Products, from 1990 to 1998.

Mr. Hebert has served as Vice President of Finance and Corporate Controller since May 1998. He was Manager of Corporate Development of Bacou from April 1997 to May 1998 and was a Financial Consultant to Bacou from December 1996 until April 1997. Mr. Hebert was Vice President and Chief Financial Officer of Encon Systems, Inc. from June 1991 until February 1996.

     Mr. Klein has served as the President of the Howard Leight division since July 1998 and briefly served as President of the Uvex Safety division from June 1998 to July 1998. He has served as Executive Vice President of Bacou Safety since June, 1998. Prior to joining Bacou, Mr. Klein spent more than 20 years at 3M, where his latest position was Tape Group Director for Latin America and Africa.

     Mr. Major has served as General Counsel since June 1998. From 1994 to 1998 he was Counsel to the law firm of Edwards & Angell, our primary outside counsel. Prior to that position, he served as General Counsel to Old Stone Corporation from 1981 to 1993, serving as Executive Vice President from 1990 to 1993.

     Mr. Neff has been Senior Vice President of Sales for Bacou Safety since January 1998. He served as Senior Vice President -- Sales of Uvex Safety since 1997, and Vice President - Sales from 1992 until 1997.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The following table sets forth the location of the facilities that Bacou owns or leases, the square footage and the principal function of each such facility. All facilities are used for the safety segment other than the Petersburg, Virginia facility, which is used for the optical frames and instruments segment.

                                       APPROXIMATE      OWNED OR
              LOCATION                SQUARE FOOTAGE     LEASED                   FUNCTION
              --------                --------------    --------                  --------
Smithfield, Rhode Island............     127,000         Leased     Corporate headquarters;
                                                                    manufacturing, assembly, warehousing
                                                                    and distribution facility for
                                                                    protective eyewear
San Diego, California...............     100,000         Owned      Manufacturing, assembly, warehousing
                                                                    and distribution for hearing
                                                                    protection products
Tijuana, Mexico.....................      49,000         Leased     Manufacturing and assembly for
                                                                    hearing protection products
Petersburg, Virginia................     130,000         Owned      Manufacturing, assembly, warehousing
                                                                    and distribution facility for
                                                                    eyeglass frames and components and
                                                                    vision screening equipment
Santa Ana, California...............      93,000         Leased     Manufacturing, assembly, warehousing
                                                                    and distribution for respiratory
                                                                    protection products
Middletown, Connecticut.............      45,000         Leased     Assembly, warehousing and
                                                                    distribution facility for gas
                                                                    monitors
Smithfield, Rhode Island............      32,000         Leased     Warehousing facility
Bollington, Cheshire, U.K...........      20,000         Leased     Sales office; warehousing and
                                                                    distribution facility
Florence, Kentucky..................      20,000         Leased     Warehousing and distribution facility
Albuquerque, New Mexico.............         900         Leased     Regional sales office
Shafer, Minnesota...................         700         Leased     Regional sales office and
                                                                    administrative operations

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Our common stock trades on The New York Stock Exchange under the symbol BAU. The authorized capital stock of Bacou consists of 25,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share.

     For information regarding the high and low sales prices of our common stock and dividends for each quarterly period, see Note 11 to the consolidated financial statements included in Item 8 herein. As of March 17, 1999, the closing price for our common stock was $14 15/16 per share and there were approximately 18 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of Bacou for the periods indicated.

     Selected financial data for each of the years ended July 31, 1994 and 1995, the five months ended December 31, 1995, and the years ended December 31, 1996, 1997, and 1998 were derived from financial statements of Bacou which were audited by KPMG LLP, independent certified public accountants, whose report with respect to the years ended December 31, 1996, 1997, and 1998 appears elsewhere herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere herein.

                                                          FIVE MONTHS
                                         YEAR ENDED          ENDED                 YEAR ENDED
                                          JULY 31,        DECEMBER 31,            DECEMBER 31,
                                      -----------------   ------------   ------------------------------
                                       1994     1995(1)     1995(2)        1996     1997(3)    1998(4)
                                      -------   -------   ------------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales...........................  $53,927   $71,988     $36,827      $109,268   $130,869   $219,581
Cost of sales.......................   22,186    31,016      18,525        47,355     64,467    105,856
                                      -------   -------     -------      --------   --------   --------
Gross profit........................   31,741    40,972      18,302        61,913     66,402    113,725
Operating expenses:
     Selling........................    8,719     9,781       5,891        17,074     21,658     35,660
     General and administrative.....    3,206     4,080       2,609         9,176     11,184     22,895
     Research and development.......       --        --          --            --      1,110      4,000
     Purchased in-process research
       and development..............       --        --          --            --      3,721      4,680
     Amortization of intangibles
       assets.......................    1,467     2,506       1,515         4,039      4,095      7,748
                                      -------   -------     -------      --------   --------   --------
          Total operating
            expenses................   13,392    16,367      10,015        30,289     41,768     74,983
                                      -------   -------     -------      --------   --------   --------
Operating income....................   18,349    24,605       8,287        31,624     24,634     38,742
Other expense (income), net.........      333     1,287       1,054            45       (376)     6,054
                                      -------   -------     -------      --------   --------   --------
Income before income taxes and
  minority interest.................   18,016    23,318       7,233        31,579     25,010     32,688
Minority interest share of income...    6,164     1,920          --            --         --         --
Income taxes........................    4,371     8,343       2,917        12,202     10,588     11,678
                                      -------   -------     -------      --------   --------   --------
Net income(5).......................  $ 7,481   $13,055     $ 4,316      $ 19,377   $ 14,422   $ 21,010
                                      =======   =======     =======      ========   ========   ========
Earnings per share:
     Basic and diluted(5)(6)........  $  0.57   $  0.94     $  0.31      $   1.18   $   0.83   $   1.19
Weighted average shares outstanding:
     Basic..........................   13,167    13,860      13,860        16,406     17,383     17,601
     Diluted........................   13,167    13,860      13,860        16,436     17,411     17,723

                                                          FIVE MONTHS
                                         YEAR ENDED          ENDED                 YEAR ENDED
                                          JULY 31,        DECEMBER 31,            DECEMBER 31,
                                      -----------------   ------------   ------------------------------
                                       1994     1995(1)     1995(2)        1996     1997(3)    1998(4)
                                      -------   -------   ------------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (END OF PERIOD):
Working capital.....................  $13,856   $11,838     $ 4,406      $ 40,820   $ 34,509   $ 31,092
Total assets........................   51,173    76,526     104,469       125,109    152,351    293,770
Total long-term debt, excluding
  current installments..............    9,170    27,800      49,000            --         --     92,050
Common stock subject to a put
  option............................       --        --          --            --      9,450      9,450
Stockholders' equity................   28,327    41,382      45,698       112,407    122,902    144,462

---------------
(1) Includes the operating results of Pro-Tech from April 1, 1995. Amounts also reflect the acquisition of a one-third minority interest in the business of Uvex Safety effective October 31, 1994.

(2) Includes the operating results of Titmus from October 1, 1995.

(3) Includes the operating results of Survivair from June 1, 1997 and operating results of Biosystems from September 30, 1997.

(4) Includes the operating results of Howard Leight from February 27, 1998.

(5) Excluding acquisition-related items and a severance charge recorded in 1998 in connection with the 1998 termination of the President and Chief Operating Officer of Bacou Safety, and including the operating results of the acquired companies as described above, Bacou's net income, and both basic and diluted earnings per share, would have been as follows for each of the periods presented (see Management's Discussion and Analysis of Financial Condition and Results of Operations):

                                  YEAR ENDED      FIVE MONTHS            YEAR ENDED
                                   JULY 31,          ENDED              DECEMBER 31,
                               ----------------   DECEMBER 31,   ---------------------------
                                1994     1995         1995        1996      1997      1998
                               ------   -------   ------------   -------   -------   -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...................  $7,481   $14,096      $5,811      $19,377   $19,498   $25,793
Earnings per share:
Basic........................  $ 0.57   $  1.02      $ 0.42      $  1.18   $  1.12   $  1.46
Diluted......................    0.57      1.02        0.42         1.18      1.12      1.46

---------------
(6) Bacou neither declared nor paid any cash dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, as well as our selected financial data, all appearing elsewhere herein. Statements contained in this discussion or elsewhere herein that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the following:

        - continued demand for our current product lines;

        - the success of our new product introductions;

        - the success of our acquisition strategy;

        - continued availability and favorable pricing of raw materials;

        - our ability and the ability of our key vendors to successfully respond to year 2000 issues;

        - competitive pressures;

        - general economic conditions; and

        - regulatory matters.

We cannot assure you that we will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect our operating results in one or more fiscal periods. Our operating results in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

BACKGROUND

  Effect of Acquisitions

     We are pursuing a business strategy that includes acquisitions as an important element. As described more fully below, we completed six acquisitions during the past three years, which significantly increased our product offerings and size. Annual net sales volume has increased from $72.0 million (actual) for the fiscal year ended July 31, 1995 to net sales on a pro forma basis equal to $226.9 million for the year ended December 31, 1998.

     Our gross margin and operating margin for the fiscal year ended July 31, 1995, were 56.9% and 34.2%, respectively. Historical margins attributable to the operations of businesses acquired by us have generally been lower than margins at our platform Uvex Safety business. In addition, intangible assets totaling $146.1 million have been recorded subsequent to July 31, 1995, resulting in a significant increase in amortization expense. Integration of acquired businesses into our existing Uvex Safety business, and an increase in amortization expense, have each resulted in a decline in our margins from the fiscal year ended July 31, 1995.

     On February 25, 1999, we announced that we had entered into an agreement to acquire Perfect Fit Glove Co., Inc. and certain affiliates and related assets ("Perfect Fit"), manufacturers and distributors of protective gloves and other related products worldwide. Historical gross margins and operating margins of Perfect Fit have been lower than the consolidated margins of Bacou. Although we expect our gross, operating and net profit to increase as a result of our acquisition of Perfect Fit, we expect that inclusion of the operating results of this business will further reduce our consolidated margins in 1999. See "--Liquidity and Capital Resources".

     Effective February 27, 1998, we acquired substantially all assets and assumed substantially all liabilities of Howard Leight, a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness.

     We acquired all of the outstanding capital stock of Comasec Holdings, Inc. ("Comasec") on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly owned subsidiary, Survivair, a manufacturer of respiratory protection products. On September 30, 1997, we also acquired all of the capital stock of Biosystems, a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of our common stock having a fair market value equal to $13.5 million. The initial acquisition price for Biosystems may be increased if the operating results of this business in the year 2000 exceed certain defined thresholds. Finally, we acquired Lase-R Shield for $1.0 million in June of 1997.

     We acquired all of the outstanding capital stock of Titmus (effective September 29, 1995) for approximately $27.3 million and substantially all of the assets of Pro-Tech (effective March 31, 1995) for approximately $6.8 million.

     Operating results for each of the above acquisitions have been included in our consolidated financial statements beginning with the respective acquisition dates.

     Certain non-recurring costs, principally relating to the above acquisitions, have been included in our 1997 and 1998 operating results. In connection with the acquisition of Howard Leight and certain of the 1997 acquisitions, a portion of the acquisition price was allocated to the fair value of purchased in-process research and development. These amounts, totaling $3.7 million in 1997 and $4.7 million in 1998, were charged to operating expenses in full upon the date of acquisition. In connection with each of the acquisitions, acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts were equal to $2.1 million in 1997 and $1.0 million in 1998. We paid cash bonuses in the amount of $0.6 million to certain senior executives of Howard Leight in connection with that acquisition, which have been included with general and administrative expenses. We also recorded acquisition-related charges during 1997 totaling $150,000 that are included with general and administrative expenses. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of these acquisition-related items.

RESULTS OF OPERATIONS

     The following table presents selected operating data of Bacou and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

                                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                                         DECEMBER 31, 1996    DECEMBER 31, 1997    DECEMBER 31, 1998
                                         ------------------   ------------------   ------------------
Net sales..............................  $109,268    100.0%   $130,869    100.0%   $219,581    100.0%
Cost of sales (1)......................    47,355     43.3      64,467     49.3     105,856     48.2
                                         --------    -----    --------    -----    --------    -----
Gross profit...........................    61,913     56.7      66,402     50.7     113,725     51.8
Operating expenses:
  Selling..............................    17,074     15.6      21,658     16.6      35,660     16.2
  General and administrative(2)........     9,176      8.4      11,184      8.6      22,895     10.4
  Research and development.............        --       --       1,110      0.8       4,000      1.8
  Purchased in-process research and
     development(3)....................        --       --       3,721      2.8       4,680      2.1
  Amortization of intangible assets....     4,039      3.7       4,095      3.1       7,748      3.6
                                         --------    -----    --------    -----    --------    -----
          Total operating expenses.....    30,289     27.7      41,768     31.9      74,983     34.1
                                         --------    -----    --------    -----    --------    -----
Operating income.......................    31,624     29.0      24,634     18.8      38,742     17.7
Other expense (income), net............        45      0.1        (376)    (0.3)      6,054      2.8
                                         --------    -----    --------    -----    --------    -----
Income before income taxes.............    31,579     28.9      25,010     19.1      32,688     14.9
Income taxes...........................    12,202     11.2      10,588      8.1      11,678      5.3
                                         --------    -----    --------    -----    --------    -----
Net income.............................  $ 19,377     17.7%   $ 14,422     11.0%   $ 21,010      9.6%
                                         ========    =====    ========    =====    ========    =====

---------------

(1) Includes acquisition-related costs totaling $2,053,000 (1.6% of net sales) for the year ended December 31, 1997, and $1,013,000 (0.5% of net sales) for the year ended December 31, 1998.

(2) Includes acquisition-related charges totaling $150,000 (0.1% of net sales) for the year ended December 31, 1997, and non-recurring charges for termination benefits totaling $1,425,000 (0.6% of net sales) and acquisition-related bonuses totaling $600,000 (0.3% of net sales) for the year ended December 31, 1998.

(3) Amounts for all periods represent acquisition-related charges for acquired in-process research and development.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Our net sales increased 67.8% from $130.9 million for the year ended December 31, 1997 to $219.6 million for the year ended December 31, 1998. Net sales in our safety segment increased 90.5% from $99.4 million in 1997 to $189.4 million in 1998, principally the result of acquired businesses and new product introductions, while net sales in our optical frames and instruments segment declined by 4.0% from $31.5 million in 1997 to $30.2 million in 1998. Export sales represented 11.5% of net sales in 1997 and 15.1% of net sales in 1998, and increased by 119.4% from 1997 to 1998 due principally to acquired businesses.

     Of the $90.0 million increase in net sales of safety products, $75.4 million was the result of acquired businesses. Operating results of Howard Leight were included for ten months in 1998 and results of Survivair and Biosystems were included for the full year in 1998, compared to the 1997 period, which only included Survivair for seven months and Biosystems for three months. The remaining growth in sales of safety products of 14.7% was principally the result of new product introductions, including UVEX(R) lines of astrospec 3000 protective eyewear with the colors and logos of National Football League teams, Bandit and Bandido protective eyewear, the Survivair 7000 series air purifying respirator line, and the Panther self-contained breathing apparatus.

     Cost of Sales. Our cost of sales increased 64.2% from $64.5 million for the year ended December 31, 1997, to $105.9 million for the year ended December 31, 1998, primarily as a result of higher sales volume.

     Gross Profit. Our gross profit increased 71.3% from $66.4 million for the year ended December 31, 1997, to $113.7 million for the year ended December 31, 1998. Excluding acquisition-related items, our gross margin was approximately 52.3% in both 1997 and 1998. Because of relatively higher margins attributable to hearing protection products, our acquisition of the Howard Leight business has improved our overall gross margin. This improvement however, was offset by the effect of our acquisition of the Biosystems and Survivair businesses, due to the lower margins attributable to respiratory and gas monitor products.

     Operating Expenses. Our operating expenses increased 79.5% from $41.8 million for the year ended December 31, 1997 to $75.0 million for the year ended December 31, 1998, primarily as a result of operating expenses attributable to acquired businesses. In June 1998, we announced the termination of employment of the president and chief operating officer of Bacou Safety. The 1998 period includes a charge equal to $1.4 million for termination payments due to this former officer. In addition, the 1998 period includes acquisition-related charges for acquired in-process research and development totaling $4.7 million and acquisition-related bonuses totaling $0.6 million. The 1997 period also includes acquisition-related charges for acquired in-process research and development totaling $3.7 million. Excluding these charges, operating expenses as a percentage of net sales increased from 29.1% for the year ended December 31, 1997 to 31.1% for the year ended December 31, 1998. This increase was due primarily to higher levels of spending for research and development at acquired businesses and increased amortization expense. Amortization expense increased 89.2% from $4.1 million in 1997 to $7.7 million in 1998 as a result of additions to intangible assets in connection with businesses we recently acquired.

     Operating Income. Our operating income increased 57.3% from $24.6 million for the year ended December 31, 1997 to $38.7 million for the year ended December 31, 1998. Excluding acquisition-related items in both years and excluding the 1998 termination benefits discussed above, our operating income increased 52.0% from $30.6 million for the year ended December 31, 1997 to $46.5 million for the year ended December 31, 1998 and our operating margin declined from 23.4% for the year ended December 31, 1997 to 21.2% for the year ended December 31, 1998.

     Other Expense (Income), Net. Other expense (income), net was ($376,000) for the year ended December 31, 1997 and $6.1 million for the year ended December 31, 1998. The 1998 period includes net interest expense totaling $6.2 million, whereas the 1997 period includes net interest income totaling ($216,000). The increase in net interest expense from 1997 to 1998 is due principally to debt we incurred in connection with the acquisition of Howard Leight. See "-- Liquidity and Capital Resources."

     Income Taxes. Our effective income tax rate was 42.3% in 1997 and 35.7% in 1998. Our effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, our effective rate in the 1997 period was higher because a tax benefit could not be recorded for charges totaling $3.7 million and relating to acquired in-process research and development.

     Net Income. Our net income increased 45.7% from $14.4 million for the year ended December 31, 1997 to $21.0 million for the year ended December 31, 1998. Excluding acquisition-related items in both years and excluding the 1998 termination benefits discussed above, our net income increased 32.3% from $19.5 million in 1997 to $25.8 million in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Our net sales increased 19.8% from $109.3 million for the year ended December 31, 1996 to $130.9 million for the year ended December 31, 1997. Net sales of our safety segment increased 28.1% from $77.6 million in 1996 to $99.4 million in 1997, while net sales of our optical frames and instruments segment declined from $31.7 million in 1996 to $31.5 million in 1997. Export sales represented 7.3% of net sales in 1996 and 11.5% of net sales in 1997, and increased by 90.0% from 1996 to 1997.

     Net sales of safety products increased principally as a result of acquired businesses, as the 1997 acquisitions of Biosystems and Survivair contributed incremental sales totaling $21.5 million. During the fourth quarter of 1996 we withdrew from the business of selling completed prescription eyewear, and as a result, net sales of our optical frames and instruments segment declined from the 1996 period to the 1997 period by approximately $3.1 million. Excluding the effect of businesses acquired in 1997, and excluding sales in 1996 from discontinued product lines, our net sales increased by 3.6%, principally as a result of increased units shipped.

     Cost of Sales. Our cost of sales increased 36.1% from $47.4 million for the year ended December 31, 1996 to $64.5 million for the year ended December 31, 1997. The increase was primarily attributable to increased sales volume and acquisition-related costs resulting from the 1997 acquisitions of Biosystems and Survivair.

     Gross Profit. Our gross profit increased 7.3% from $61.9 million for the year ended December 31, 1996 to $66.4 million for the year ended December 31, 1997. Excluding the effect of acquisition-related items, our gross margin would have been 52.3% in 1997 compared with 56.7% in 1996. Our gross margin declined from 1996 to 1997 principally as a result of lower margins at acquired businesses. During 1997 we also experienced a reduction in the average selling price of many of our protective eyewear product lines as a response to lower priced competitive products. Lower average selling prices resulted in a reduction of the gross margin from 1996 to 1997 of about one percentage point. We believe competitive pressures may limit our ability to increase prices to previous levels. In addition to these factors, our gross margin during 1997 was reduced as a result of higher costs to produce eyeglass frames and components. These higher costs occurred primarily during the first quarter of 1997 and resulted from disruption in production caused by relocation to a new facility and, interruption in production and quality problems both associated with a newly acquired plating line.

     Operating Expenses. Our operating expenses increased 37.9% from $30.3 million for the year ended December 31, 1996 to $41.8 million for the year ended December 31, 1997. Excluding acquisition-related charges for acquired in-process research and development totaling $3.7 million, operating expenses increased 25.6% from $30.3 million for the year ended December 31, 1996 to $38.0 million for the year ended December 31, 1997. This increase resulted principally from operating expenses attributable to Biosystems and Survivair; each acquired by us during 1997. In addition, selling expenses as a percentage of sales increased from 15.6% in 1996 to 16.6% in 1997, principally as a result of expansion of our international sales force, higher advertising and promotion costs, and somewhat higher product development costs.

     Operating Income. As a result of the foregoing, our operating income decreased 22.1% from $31.6 million for the year ended December 31, 1996 to $24.6 million for the year ended December 31, 1997. Excluding acquisition-related items, operating income decreased 3.4% from $31.6 million in 1996 to $30.5 million in 1997.

     Other Expense (Income), Net. Other expense (income), net was $45,000 for the year ended December 31, 1996 and ($376,000) for the year ended December 31, 1997. We had lower average levels of debt outstanding during the 1997 period, and the change in other expense (income) is primarily due to a decline in net interest expense from 1996 to 1997.

     Income Taxes. Our effective income tax rate was 38.6% in 1996 and 42.3% in 1997. Our effective rate in both periods was higher than the federal statutory rate due to state and local income taxes and, in the 1997 period, because a tax benefit could not be recorded for charges totaling $3.7 million and relating to acquired in-process research and development. Excluding the effect of these charges, our effective income tax rate for 1997 would have been 37.1%.

     Net Income. Primarily as a result of acquisition-related items, our net income decreased 25.6% from $19.4 million for the year ended December 31, 1996 to $14.4 million for the year ended December 31, 1997. Excluding 1997 acquisition-related items, our net income increased from $19.4 million in 1996 to $19.5 million in 1997.

EFFECTS OF INFLATION

     Inflation during recent years has been modest and has not had a material impact upon the results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance acquisitions of businesses. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of our cash flow provided by operations. Our EBITDA (prior to the effect of non-recurring items) increased 54.7% from $39.2 million for the year ended December 31, 1997 to $60.6 million for the year ended December 31, 1998. This increase was principally due to inclusion of the operating results of acquired businesses.

     We used cash equal to $6.5 million for working capital purposes during the year ended December 31, 1998. Our net use of cash for working capital purposes resulted principally from increases in accounts receivable and inventories. Our accounts receivable balances were higher at December 31, 1998 than at December 31, 1997 principally as a result of sales volume during the fourth quarter of 1998 that was substantially higher than the comparable period in 1997. Inventory levels increased from 1997 to 1998 principally due to planned increases in response to higher order rates and due to initial stocking for new product introductions.

     We used cash equal to $135.5 million during the year ended December 31, 1998, and $35.4 million during the year ended December 31, 1997, for investing activities. The year ended December 31, 1998, includes cash payments totaling $120.0 million that we made in connection with the acquisition of Howard Leight. We made cash payments for the acquisition of Survivair, totaling $27.4 million, during the year ended December 31, 1997. Our capital expenditures totaled $14.4 million for the year ended December 31, 1998 and $6.8 million for the year ended December 31, 1997.

     In connection with our acquisition of Biosystems we provided former shareholders of Biosystems put options covering 578,560 shares issued in connection with that acquisition. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16.38 per share. If the put options were exercised in full, we would be required to make cash payments totaling approximately $9.5 million to repurchase these shares, and we expect that such payment would be funded by bank borrowings.

     In February 1998 we entered into an agreement with Banque Nationale de Paris pursuant to which the bank made a term loan (the "BNP Loan") in the principal amount of $110.0 million. The BNP Loan requires quarterly interest payments at an effective annual rate equal to three-month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years. We also maintain a $31.0 million revolving line of credit facility (the "Revolving Facility") with Citizens Bank of Rhode Island. The Revolving Facility is available to fund acquisitions and for other general corporate purposes, bears interest at a rate per annum equal to three-month LIBOR plus 0.7% and is due in full on May 31, 2000.

     In connection with our acquisition of Howard Leight we borrowed a total of $124.3 million, consisting of the $110.0 million BNP Loan and $14.3 million on the Revolving Facility. We repaid principal during the year ended December 31, 1998, equal to $17.7 million. Principal repayments consisted of payments totaling $11.8 million on the BNP Loan and $5.9 million of indebtedness we assumed in connection with the acquisition of Howard Leight. At December 31, 1998, we had debt outstanding totaling $107.8 million consisting of $98.2 million on the BNP Loan and $9.6 million on the Revolving Facility.

     We have entered into an agreement to acquire Perfect Fit for an approximate purchase price of $37.8 million in cash plus the assumption of the sellers' balance sheet liabilities, currently estimated at $16.0 million. We expect this acquisition will close on or about April 1, 1999, and anticipate borrowing an amount approximating the cash purchase price from Banque Nationale de Paris. We expect the loan would be a seven-year term loan, with equal quarterly installments of principal and with an effective annual interest rate equal to three-month LIBOR plus approximately 0.5%.

     We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue additional common or preferred stock in order to fund potential future investments resulting from our acquisition strategy. We believe we would have access to sufficient capital to consummate future acquisitions in addition to the Perfect Fit acquisition. Except for cash requirements to fund acquisitions, we believe that our cash flow provided by operating activities together with unused borrowing capacity will be sufficient to fund our working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

SEASONALITY

     Our business has been subject to slight seasonal variations, which we have attributed to fluctuations in industrial activity and annual weather patterns. Historically, our sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, our business has been variable period to period due to other factors, including promotional activity undertaken by certain of our business units in response to competitive pressures, market demand, production capacity, inventory levels and other considerations.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results at or before the year 2000.

     We initiated a comprehensive project in June 1997 to address our year 2000 compliance. The project consists of four phases including:

        - assessment phase -- identification of areas of non-compliance (based upon a combination of our own analysis and direct communication with vendors that developed and support our software) and evaluation of risk;

        - planning phase -- development of specific steps to correct non-compliance, including a timetable;

        - implementation phase -- execution of steps developed during the planning phase, and

        - testing phase -- conducting tests to validate year 2000 compliance.

     The project considers both our primary information systems (software for all financial systems, network software and equipment, personal computers and incumbent software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.).

     We have completed the assessment and planning phases of this project. Results of the assessment phase initially identified applications, principally at our Survivair and Uvex Safety divisions, which were not year 2000 compliant. During 1997, we initiated a project to install and implement common software at all of our business units and we signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation of this software was completed at our Survivair division on January 1, 1999, and we expect that full implementation at our Uvex Safety division will be completed during the second quarter of 1999. J.D. Edwards & Company has represented that this software is year 2000 compliant and that its processes used to achieve year 2000 readiness are certified by the Information Technology Association of America. We believe that implementation of this software at our Survivair division has corrected its material year 2000 deficiencies, and further believe that upon full implementation of this software at our Uvex Safety division we will have corrected all of our remaining material year 2000 deficiencies, except any that exist at Perfect Fit which we will address following consummation of the acquisition.

     We have incurred costs totaling approximately $2.7 million through December 31, 1998 for implementation of the software at our Survivair and Uvex Safety business units, and we estimate the remaining costs necessary to complete full implementation to be approximately $0.5 million. Except for the cost of training, these costs will be capitalized and depreciated over the estimated useful life of the software. The cost of training is estimated to be $0.3 million and will be expensed as incurred.

     Although there can be no assurance that we will successfully complete implementation of the common software at our Uvex Safety business unit by dates critical for year 2000 compliance, implementation is currently progressing in accordance with timetables established by us. Although failure to complete implementation on a timely basis may have material adverse financial and operational impacts on us, we believe such failure is not reasonably likely. We believe the possible effects of unsuccessful implementation of this software by our Uvex Safety division would be temporary and may include the following for that business:

        - an inability to process transactions;

        - an inability to order raw materials;

        - an inability to timely process orders and billings, or

        - an inability to deliver finished products to customers.

     The implementation phase for other applications with embedded software is ongoing and expected to be completed by the end of the second quarter of 1999. The cost of modifying or correcting deficiencies in these applications is currently estimated to be immaterial and such costs will principally be expensed as incurred.

     Our business is also dependent upon the systems of third parties. With the exception of a few significant vendors, we believe that year 2000 deficiencies in these systems would not represent a material financial or business risk to us. With regard to these few vendors, we are assessing their year 2000 readiness based upon direct communication with each such vendor.

     We believe that the most reasonably likely worst case result relating to year 2000 would be the failure of certain applications with embedded software, or failure of third party systems on which our systems rely. Failure of applications with embedded software could result in temporary disruption to an aspect of our operations, such as disruption in operation of certain manufacturing equipment. Failure of the information systems of a vendor could result in the temporary interruption of supply of material or services required by us. Although there can be no assurance that these failures would not have an adverse effect on our business, we believe the effect of such failure would not be material to our business. We have developed informal contingency plans relating to any such failure, which include reliance upon redundant systems, short-term reliance upon manual systems and reliance upon alternate vendors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk can result from fluctuations in interest rates, foreign currency exchange rates, commodity prices or other market exposures. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

     We believe our only market risk exposure is the risk of adverse fluctuations in interest rates. At December 31, 1998, we had debt outstanding totaling $107.8 million consisting of $98.2 million on the BNP Loan and $9.6 million on the Revolving Facility. Interest rates on this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 5.25% at December 31, 1998.

     We have prepared sensitivity analyses of our interest rate exposure for 1999 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the December 31, 1998 rate would result in a reduction of our 1999 after-tax earnings of approximately $350,000 or $0.02 per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................     21
Consolidated Balance Sheets.................................     22
Consolidated Statements of Income...........................     23
Consolidated Statements of Stockholders' Equity.............     24
Consolidated Statements of Cash Flows.......................     25
Notes to Consolidated Financial Statements..................  26-37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bacou USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity , and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Providence, Rhode Island
February 5, 1999

                        BACOU USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                                ----       ----
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,277   $  1,090
  Trade accounts receivable, net............................    16,099     27,110
  Inventories...............................................    23,449     38,246
  Other current assets......................................     3,502      1,251
  Deferred income taxes.....................................     1,426      2,138
                                                              --------   --------
          Total current assets..............................    45,753     69,835
Property and equipment, net.................................    35,880     53,998
Intangible assets, net......................................    70,718    169,937
                                                              --------   --------
          Total assets......................................  $152,351   $293,770
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $     --   $ 15,714
  Accounts payable..........................................     5,523      8,959
  Accrued compensation and benefits.........................     2,939      8,234
  Other accrued expenses....................................     1,752      4,008
  Income taxes payable......................................     1,030      1,828
                                                              --------   --------
          Total current liabilities.........................    11,244     38,743
Long-term debt..............................................        --     92,050
Deferred income taxes.......................................     6,051      6,311
Other liabilities...........................................     2,704      2,754
                                                              --------   --------
          Total liabilities.................................    19,999    139,858
                                                              --------   --------
Common stock subject to a put option........................     9,450      9,450
                                                              --------   --------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........        --         --
  Common stock, $.001 par value, 25,000,000 shares
     authorized, 17,590,714 shares in 1997 and 17,610,465
     shares in 1998 issued and outstanding (including shares
     subject to a put option)...............................        17         17
  Additional paid-in capital................................    62,588     63,258
  Retained earnings.........................................    60,297     81,187
                                                              --------   --------
          Total stockholders' equity........................   122,902    144,462
                                                              --------   --------
          Total liabilities and stockholders' equity........  $152,351   $293,770
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                                ----       ----       ----
Net sales...................................................  $109,268   $130,869   $219,581
Cost of sales...............................................    47,355     64,467    105,856
                                                              --------   --------   --------
Gross profit................................................    61,913     66,402    113,725
Operating expenses:
  Selling...................................................    17,074     21,658     35,660
  General and administrative................................     9,176     11,184     22,895
  Research and development..................................        --      1,110      4,000
  Purchased in-process research and development.............        --      3,721      4,680
  Amortization of intangible assets.........................     4,039      4,095      7,748
                                                              --------   --------   --------
          Total operating expenses..........................    30,289     41,768     74,983
                                                              --------   --------   --------
Operating income............................................    31,624     24,634     38,742
Other expenses (income):
  Interest expense..........................................       896        156      6,291
  Interest income...........................................      (522)      (372)      (112)
  Other, net................................................      (329)      (160)      (125)
                                                              --------   --------   --------
          Total other expense (income), net.................        45       (376)     6,054
                                                              --------   --------   --------
Income before income taxes..................................    31,579     25,010     32,688
Income taxes................................................    12,202     10,588     11,678
                                                              --------   --------   --------
          Net income........................................  $ 19,377   $ 14,422   $ 21,010
                                                              ========   ========   ========
Basic earnings per share....................................  $   1.18   $   0.83   $   1.19
                                                              ========   ========   ========
Diluted earnings per share..................................  $   1.18   $   0.83   $   1.19
                                                              ========   ========   ========
Weighted average shares outstanding:
Basic.......................................................    16,406     17,383     17,601
                                                              ========   ========   ========
Diluted.....................................................    16,436     17,411     17,723
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  ADDITIONAL
                                                COMMON   COMMON    PAID-IN     RETAINED   STOCKHOLDERS'
                                                SHARES   STOCK     CAPITAL     EARNINGS      EQUITY
                                                ------   ------   ----------   --------   -------------
Balances at December 31, 1995.................  13,860    $14      $19,186     $26,498      $ 45,698
Issuance of common stock, net of expenses of
  issuance....................................  3,450       3       47,295     --.....        47,298
Stock options exercised.......................      2      --           34          --            34
Net income....................................     --      --           --      19,377        19,377
                                                ------    ---      -------     -------      --------
Balances at December 31, 1996.................  17,312     17       66,515      45,875       112,407
Repurchase of shares; retirement of shares to
  authorized and unissued.....................   (554)     (1)      (8,038)         --        (8,039)
Issuance of common stock, net of expenses of
  issuance....................................    827       1        4,012          --         4,013
Stock options exercised.......................      6      --           99          --            99
Net income....................................     --      --           --      14,422        14,422
                                                ------    ---      -------     -------      --------
Balances at December 31, 1997.................  17,591     17       62,588      60,297       122,902
Repurchase of shares; retirement of shares to
  authorized and unissued.....................     (3)     --          (46)         --           (46)
Fair value of stock options granted pursuant
  to a consulting agreement...................     --      --          337          --           337
Stock options exercised.......................     22      --          379          --           379
Other.........................................     --      --           --        (120)         (120)
Net income....................................     --      --           --      21,010        21,010
                                                ------    ---      -------     -------      --------
Balances at December 31, 1998.................  17,610    $17      $63,258     $81,187      $144,462
                                                ======    ===      =======     =======      ========

          See accompanying notes to consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996      1997       1998
                                                               ----      ----       ----
Cash flows from operating activities:
  Net income................................................  $19,377   $14,422   $  21,010
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    7,511     8,618      14,154
     Deferred income taxes..................................      714      (289)       (176)
     Purchased in-process research and development..........       --     3,721       4,680
     Loss on sale or write down of assets...................      363       160          --
     Change in assets and liabilities, net of effects of
       acquired companies:
       Trade accounts receivable............................      303       (98)     (6,677)
       Inventories..........................................      722     2,185     (10,162)
       Other current assets.................................      391    (1,114)      2,815
       Accounts payable.....................................      425      (103)      1,949
       Accrued expenses and other liabilities...............      477    (1,063)      4,745
       Income taxes.........................................    2,095      (767)        797
                                                              -------   -------   ---------
          Net cash provided by operating activities.........   32,378    25,672      33,135
                                                              -------   -------   ---------
Cash flows from investing activities:
  Capital expenditures......................................  (10,668)   (6,837)    (14,386)
  Acquisition of businesses, including direct costs of
     acquisition, net of cash acquired......................     (219)  (28,566)   (121,094)
                                                              -------   -------   ---------
          Net cash used in investing activities.............  (10,887)  (35,403)   (135,480)
                                                              -------   -------   ---------
Cash flows from financing activities:
  Repayment of long-term debt...............................  (49,000)   (8,000)    (17,725)
  Proceeds from long-term debt..............................       --     8,000     110,000
  Advances (repayments) under notes payable, net............       --    (2,085)      9,550
  Repurchase of common stock................................       --    (8,039)        (46)
  Proceeds from issuance of common stock, net of expenses...   47,332        99         379
                                                              -------   -------   ---------
          Net cash provided by (used in) financing
            activities......................................   (1,668)  (10,025)    102,158
                                                              -------   -------   ---------
Net increase (decrease) in cash and cash equivalents........   19,823   (19,756)       (187)
Cash and cash equivalents at beginning of year..............    1,210    21,033       1,277
                                                              -------   -------   ---------
Cash and cash equivalents at end of year....................  $21,033   $ 1,277   $   1,090
                                                              =======   =======   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................  $   917   $   155   $   5,796
                                                              =======   =======   =========
  Cash paid during the year for income taxes................  $ 9,427   $11,989   $  11,308
                                                              =======   =======   =========
  Fair value of stock options granted pursuant to a
     consulting agreement...................................  $    --   $    --   $     337
                                                              =======   =======   =========
  Fair value of common stock issued in connection with the
     acquisition of a business..............................  $    --   $13,500   $      --
                                                              =======   =======   =========

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

     The Company manufactures and distributes safety products, including non-prescription protective eyewear, laser protective eyewear, supplied air and air purifying respirators, gas monitors and equipment for testing self-contained breathing apparatus. The Company also manufactures eyeglass frames and components for prescription eyewear and vision screening equipment. The Company relies on single sources for the supply of several raw materials. The loss of any such source, any disruption in such source's business or failure by it to meet the Company's needs on a timely basis, could cause shortages in raw materials and could have a material adverse effect on the Company's results of operations. The Company has 245 employees (representing approximately 13% of total employees) that are covered under a collective bargaining agreement that expires September 13, 2000.

     Bacou, S.A., a company domiciled in Valence, France, owns a controlling interest (approximately 72% at December 31, 1998) in Bacou. The Company purchases certain inventory items from wholly-owned subsidiaries of Bacou, S.A. These purchases totaled $625,000 in 1996, $207,000 in 1997 and $24,000 in 1998.
Sales by the Company to Bacou, S.A. totaled $60,000 in 1996, $270,000 in 1997 and $967,000 in 1998.

  (b) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  (c) Revenue and Trade Receivables

     The Company recognizes revenue upon shipment of merchandise to its customers. The Company's sales are primarily domestic with customers located throughout the United States. Pursuant to an agreement with the former owner of the Uvex Safety business, the Company may sell personal protective equipment under the uvex(R) brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products such as sunglasses or protective eyewear for sports activities under the uvex(R) brand name regardless of geographic area.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate. The allowance for doubtful accounts was $945,000 at December 31, 1997 and $1,150,000 at December 31, 1998.

  (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories include the cost of raw materials, direct labor and manufacturing overhead.

  (e) Property and Equipment

     Property and equipment are stated at cost. Assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Depreciation is provided over the estimated useful lives of the

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

  (f) Intangible Assets

     Intangible assets consist principally of intellectual property and patents, customer relationships, tradenames and goodwill. Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with purchase business combinations. Intangible assets are amortized using the straight-line method over the estimated periods benefited.

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

  (h) Foreign Currency

     The Company periodically enters into forward foreign exchange contracts in connection with purchases denominated in foreign currencies. Other than these contracts, the Company has no other involvement with derivative financial instruments. Transaction gains and losses were not material during any period presented in the accompanying financial statements. The Company had no material open currency contracts at December 31, 1998.

  (i) Employee Benefit Plans

     The Company grants stock options pursuant to certain stock incentive plans. Except for stock options granted pursuant to a consulting agreement, the Company accounts for stock option grants using the intrinsic value-based method.

     The Company sponsors defined contribution plans that cover substantially all employees. The Company also sponsors a defined benefit pension plan for bargaining unit employees, which is funded in accordance with the requirements of the Employee Retirement Income Security Act, and has assets that consist principally of bank mutual funds. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (Statement 132). Statement 132 revises employers' disclosures about defined benefit pension plans, however, did not change the method of accounting for such plans.

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (j) Earnings Per Share

     The accompanying financial statements include a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

     Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 30,103 in 1996, 27,597 in 1997 and 121,812 in 1998. Common stock that is contingently issuable to the former stockholders of Biosystems (see note 2), and the effect of written put options, could each potentially result in dilution of basic earnings per share in the future. These securities were not included in the computation of diluted earnings per share during 1997 and 1998 because all necessary conditions for issuance of contingent shares had not been satisfied and because the effect of written put options was antidilutive.

  (k) Financial Instruments

     Financial instruments of the Company consist of cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments approximate their fair value.

  (l) Research and Development

     Research and development costs are expensed as incurred and totaled $1,110,000 in 1997 and $4,000,000 in 1998.

  (m) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) ACQUISITIONS

  (a) 1997 and 1998 Acquisitions

     Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard Leight Industries ("Howard Leight"), a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness (the "Leight Acquisition"). The acquisition was financed principally by proceeds from bank debt.

     Effective September 30, 1997, the Company acquired all of the capital stock of Biosystems, Inc. ("Biosystems"), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of its common stock having a fair market value equal to $13.5 million. The initial acquisition price may be increased if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. The Company also acquired all of the outstanding capital stock of Comasec Holdings, Inc. ("Comasec") on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly owned subsidiary, Survivair, Inc. ("Survivair"), a manufacturer of respiratory protection products. Finally, the Company acquired Lase-R Shield for $1.0 million in June of 1997. The

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

acquisitions of Biosystems, Survivair and Lase-R Shield are referred to collectively as the "1997 Acquisitions."

     In connection with the Biosystems acquisition the Company provided former shareholders of Biosystems put options covering 578,560 of the shares issued in connection with that acquisition. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16.38 per share.

     In accordance with generally accepted accounting principles, the cash paid and fair value of common stock issued to effect the Leight Acquisition and the 1997 Acquisitions was allocated to the fair value of assets purchased and liabilities assumed. In each case, the excess of acquisition price over fair value of net assets acquired was recorded as goodwill and is being amortized over 30-40 years. The fair value of purchased in-process research and development was $4.7 million for Howard Leight, $2.4 million for Biosystems and $1.3 million for Survivair. Acquired in-process research and development projects had not yet reached technological feasibility and had no alternative future uses, accordingly, the fair value assigned to these projects was expensed as of the respective acquisition dates.

     There were no individually significant in-process research and development projects, except for a project to develop a new generation of Howard Leight Air Soft(TM) ear plugs. The value of this project was determined based upon future cash flows expected to result from development of the project, discounted at a risk-adjusted rate equal to 21%, and based upon an assumption that the project was 73% complete as of the date of acquisition. The percent complete was based upon an assessment of (i) cost incurred through the acquisition date, (ii) estimated remaining cost to complete, (iii) complexity of the work completed to date and (iv) difficulty of completing the remaining development.

     The purchase price for the acquisitions of Howard Leight, Biosystems and Survivair has been allocated approximately as shown in the following table (in thousands).

                                                       HOWARD LEIGHT   BIOSYSTEMS   SURVIVAIR
                                                       -------------   ----------   ---------
Working capital......................................     $ 6,200        $1,000      $ 4,000
Property and equipment...............................     $10,100        $  700      $ 6,100
Identifiable intangible assets.......................     $89,000        $3,300      $ 4,300
Purchased in-process research and development........     $ 4,700        $2,400      $ 1,300
Long-term debt.......................................     $(5,900)       $   --      $    --
Goodwill.............................................     $15,900        $6,100      $11,700

     The Leight Acquisition and the 1997 Acquisitions have been accounted for as purchases and, accordingly, operating results of the acquired companies have been included in the accompanying financial statements of the Company beginning with the respective acquisition dates. The following table presents pro forma results of operations of the Company as if the acquisitions of Howard Leight and Survivair had occurred as of January 1, 1997. Pro forma operating results of Biosystems or Lase-R Shield do not materially affect the information presented below. The pro forma operating results include results of operations for the indicated periods with adjusted depreciation on property and equipment, increased amortization of intangible assets and assumed interest expense on the cash purchase price. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               -------------------
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                 1997       1998
           -------------------------------------                 ----       ----
Net sales...................................................   $189,900   $226,900
Net income..................................................   $ 16,000   $ 20,600
Basic and diluted earnings per share........................   $   0.92   $   1.17

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Excluding acquisition-related items in both years and excluding non-recurring termination benefits in 1998, proforma net income would have been $21.2 million in 1997 and $25.4 million in 1998, and proforma basic and diluted earnings per share would have been $1.22 in 1997 and $1.44 in 1998.

  (b) Subsequent Event (unaudited)

     On February 25, 1999, the Company announced it had entered into an agreement to acquire Perfect Fit Glove Co., Inc. and certain affiliates and related assets ("Perfect Fit"), manufacturers and distributors of protective gloves and other related products worldwide with fiscal year 1998 net sales of $47.3 million. The Company will be acquiring the assets of Perfect Fit for an approximate purchase price of $37.8 million in cash plus the assumption of the sellers' balance sheet liabilities, currently estimated at $16.0 million. The Company has agreed to pay an additional earnout of up to $6.0 million to the extent actual consolidated cash flow of the acquired business for 1999 exceeds certain specified targets. In connection with the acquisition, the Company will enter into employment agreements with the four key executives of Perfect Fit. The acquisition will be accounted for under the purchase method of accounting and is expected to close during the second quarter of 1999. The acquisition is expected to be financed by a loan from Banque Nationale de Paris at an interest rate per annum of three-month LIBOR plus approximately 0.5%.

(3) INVENTORIES

     Inventories included the following at December 31 (in thousands):

                                                               1997      1998
                                                               ----      ----
Raw materials and supplies..................................  $ 8,572   $16,407
Work-in-process.............................................    4,453     5,165
Finished goods..............................................   10,424    16,674
                                                              -------   -------
                                                              $23,449   $38,246
                                                              =======   =======

(4) PROPERTY AND EQUIPMENT

     Property and equipment included the following at December 31 (in thousands):

                                                           ESTIMATED
                                                            USEFUL
                                                         LIVES (YEARS)    1997      1998
                                                         -------------    ----      ----
Machinery and equipment................................       5-10       $22,059   $28,622
Dies and molds.........................................          5        10,519    13,274
Buildings and leasehold improvements...................      10-40         8,345    15,337
Furniture and fixtures.................................         10         1,524     2,576
Computer equipment.....................................          5         2,115     2,897
Vehicles...............................................          3           132       249
Deposits on equipment..................................                    2,771     8,997
                                                                         -------   -------
                                                                          47,465    71,952
Less accumulated depreciation and amortization.........                   11,585    17,954
                                                                         -------   -------
                                                                         $35,880   $53,998
                                                                         =======   =======

     Depreciation and amortization of property and equipment totaled $3,472,000 in 1996, $4,523,000 in 1997 and $6,406,000 in 1998.

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) INTANGIBLE ASSETS

     The value of identifiable intangible assets is generally determined by independent appraisal upon the date of acquisition. Intangible assets included the following at December 31 (in thousands):

                                                          ESTIMATED
                                                           USEFUL
                                                        LIVES (YEARS)    1997       1998
                                                        -------------    ----       ----
Intellectual property and patents.....................       9-30       $17,568   $102,371
Customer relationships................................      10-20        19,523     19,523
Tradenames and other intangibles......................      20-30            --      4,618
Goodwill..............................................      20-40        46,321     63,926
                                                                        -------   --------
                                                                         83,412    190,438
Less accumulated amortization.........................                   12,694     20,501
                                                                        -------   --------
                                                                        $70,718   $169,937
                                                                        =======   ========

(6) INCOME TAXES

     Total federal and state income tax expense included the following (in thousands):

                                                             CURRENT   DEFERRED    TOTAL
                                                             -------   --------    -----
Year ended December 31, 1996:
  Federal..................................................  $10,105    $ 604     $10,709
  State....................................................    1,383      110       1,493
                                                             -------    -----     -------
                                                             $11,488    $ 714     $12,202
                                                             =======    =====     =======
Year ended December 31, 1997:
  Federal..................................................  $ 9,600    $(259)    $ 9,341
  State....................................................    1,277      (30)      1,247
                                                             -------    -----     -------
                                                             $10,877    $(289)    $10,588
                                                             =======    =====     =======
Year ended December 31, 1998:
  Federal..................................................  $10,735    $(149)    $10,586
  State....................................................    1,119      (27)      1,092
                                                             -------    -----     -------
                                                             $11,854    $(176)    $11,678
                                                             =======    =====     =======

     Actual income tax expense differs from expected income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate to income before income taxes) as follows (in thousands, except percentages):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    -------    -------
Computed expected tax expense.........................  $11,052    $ 8,754    $11,441
State income taxes, net of federal income tax
  benefit.............................................      971        810        710
Non-deductible purchased in-process research and
  development.........................................       --      1,302         --
Net tax benefit of foreign sales corporation..........       --       (187)      (394)
Other.................................................      179        (91)       (79)
                                                        -------    -------    -------
                                                        $12,202    $10,588    $11,678
                                                        =======    =======    =======
Effective rate........................................     38.6%      42.3%      35.7%
                                                        =======    =======    =======

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that generate deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                               1997     1998
                                                              ------   ------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  326   $  412
  Inventory related items...................................     917    1,241
  Pension and compensation related expenses.................     412      954
  Accrued costs.............................................     719      722
  Other.....................................................     481      402
                                                              ------   ------
     Total gross deferred tax assets........................   2,855    3,731
                                                              ------   ------
     Less valuation allowance...............................      --       --
                                                              ------   ------
     Net deferred tax assets................................   2,855    3,731
                                                              ------   ------
Deferred tax liabilities:
  Excess of tax over financial statement depreciation and
     amortization...........................................   3,012    5,375
  Difference in basis of acquired assets....................   4,375    2,412
  Other.....................................................      93      117
                                                              ------   ------
     Total deferred tax liabilities.........................   7,480    7,904
                                                              ------   ------
     Net deferred tax liability.............................  $4,625   $4,173
                                                              ======   ======

(7) LONG-TERM DEBT

     In February 1998 the Company entered into an agreement with Banque Nationale de Paris pursuant to which the bank made a term loan (the "BNP Loan") in the principal amount of $110.0 million. The BNP Loan requires quarterly payments at an effective annual rate equal to three-month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years. The Company also maintains a $31.0 million revolving line of credit facility (the "Revolving Facility") with Citizens Bank of Rhode Island. The Revolving Facility is available to fund acquisitions and for other general corporate purposes, bears interest at a rate per annum equal to three-month LIBOR plus 0.7% and is due in full on May 31, 2000.

     Principal outstanding at December 31, 1998, totaled $98,214,000 under the BNP Loan and $9,550,000 under the Revolving Facility. Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows: 1999 -- $15,714,000; 2000 -- $25,264,000; 2001 -- $15,714,000; 2002
-- $15,714,000; 2003 -- $15,714,000 and thereafter $19,644,000.

(8) COMMITMENTS AND CONTINGENCIES

     The Company leases production, office and warehouse space, and certain equipment under non-cancelable operating leases. Minimum future rentals under non-cancelable operating leases, by year, are approximately as follows: 1999 -- $1,520,000; 2000 -- $1,359,000; 2001 -- $865,000; 2002 -- $738,000; 2003 --
$577,000 and thereafter -- $350,000. Rent expense totaled approximately $1,015,000 in 1996, $1,522,000 in 1997 and $1,920,000 in 1998.

     Outstanding commitments as of December 31, 1998 for the purchase of property, machinery and equipment were approximately $6,900,000. The Company had outstanding letters of credit equal to approximately $1,400,000 at December 31, 1998, which were necessary in order to secure business with certain foreign vendors.

     The Company is currently involved in litigation incidental to its business, which the Company believes is without merit or is adequately covered by insurance. In the opinion of management, the ultimate resolution of

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

such litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

(9) EMPLOYEE BENEFIT PLANS

  (a) Defined Contribution Plans

     The Company sponsors defined contribution plans for all eligible employees. Employer contribution expense totaled approximately $212,000 in 1996, $453,000 in 1997 and $836,000 in 1998. Increases in contribution expense have occurred principally as a result of greater numbers of participants resulting from the acquisitions described in note 2.

  (b) Defined Benefit Plan

     The Company sponsors a defined benefit pension plan covering bargaining unit employees. Benefits are based on years of service times a predetermined monthly amount. The Company's policy is to fund the minimum required contribution subject to any full funding limitation. Assumptions used to develop the projected benefit obligation were a discount rate of 7.75% in 1996 and 1997, a discount rate of 6.75% in 1998, and a long-term rate of return on assets of 8.5% during all years presented. The following table sets forth the benefit obligation, assets at fair value, and funded status of the plan at December 31 (in thousands):

                                                               1997     1998
                                                               ----     ----
BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $1,239   $1,410
Service cost................................................      48       47
Interest cost...............................................      96      109
Benefit payments............................................     (16)     (29)
Actuarial loss..............................................      43      224
                                                              ------   ------
Benefit obligation at end of year...........................  $1,410   $1,761
                                                              ======   ======
ASSETS AT FAIR VALUE
Fair value of assets at beginning of year...................  $  664   $  843
Actual return on assets.....................................      89       71
Contributions...............................................     106      156
Benefit payments............................................     (16)     (29)
                                                              ------   ------
Fair value of assets at end of year.........................  $  843   $1,041
                                                              ======   ======
FUNDED STATUS
Benefit obligation..........................................  $1,410   $1,761
Assets at fair value........................................     843    1,041
                                                              ------   ------
Net underfunded obligation..................................  $  567   $  720
                                                              ======   ======
Accrued benefit liability included in the balance sheet.....  $  567   $  720
                                                              ======   ======

     Periodic pension cost during the years ended December 31, 1996, 1997 and 1998 included the following (in thousands):

                                                              1996   1997   1998
                                                              ----   ----   ----
Service cost................................................  $48    $48    $47
Interest cost...............................................   88     96    109
Actual return on assets.....................................  (62)   (89)   (71)
Net amortization and deferral...............................   16     33     (1)
                                                              ---    ---    ---
Periodic pension cost.......................................  $90    $88    $84
                                                              ===    ===    ===

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Stock Option Plans

     The Bacou USA, Inc. 1996 Stock Incentive Plan (the "Employee Plan") provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 1,350,000 shares of the Company's common stock have been reserved for issuance under the Employee Plan. Options granted under the Employee Plan generally become fully vested after four years from the date of grant and have a ten-year term. The Company also sponsors the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Plan") and the 1998 Howard S. Leight Stock Option Plan (the "Leight Plan"). In the aggregate, 300,000 shares of common stock have been reserved for issuance under the Director Plan and 50,000 shares have been reserved under the Leight Plan. Options granted under the Director Plan and the Leight Plan became fully vested on the date of grant and have a ten-year term.

     Following is a summary of stock option activity:

                                   1996                           1997                           1998
                       ----------------------------   ----------------------------   ----------------------------
                       NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                        SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                       ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at
  beginning of
  year...............        --         $   --         388,700         $15.13         577,900         $15.23
Granted..............   405,000          15.12         235,000          15.35         470,000          17.52
Exercised............    (2,200)         15.00          (6,400)         15.00         (22,500)         15.53
Canceled.............   (14,100)         15.00         (39,400)         15.00         (36,000)         16.28
                        -------         ------         -------         ------         -------         ------
Outstanding at end of
  year...............   388,700         $15.13         577,900         $15.23         989,400         $16.27
                        =======         ======         =======         ======         =======         ======
Exercisable at end of
  year...............    80,300         $15.27         299,200         $15.26         525,500         $15.90
                        =======         ======         =======         ======         =======         ======

     Following is a summary of options outstanding at December 31, 1998:

                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------   ------------------------------
                                       WEIGHTED AVERAGE        WEIGHTED                        WEIGHTED
                          NUMBER        REMAINING YEARS        AVERAGE         NUMBER          AVERAGE
       RANGE OF         OUTSTANDING   OF CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
   EXERCISE PRICES      -----------   -------------------   --------------   -----------    --------------
$14.75 - 15.00........    414,200            7.58               $14.95         253,200          $14.94
 15.63 - 17.31........    179,000            8.71                16.31         152,000           16.15
 17.50 - 20.81........    396,200            9.13                17.64         120,300           17.61
                          -------            ----               ------         -------          ------
$14.75 - 20.81........    989,400            8.41               $16.27         525,500          $15.90
                          =======            ====               ======         =======          ======

     The Company accounts for substantially all stock option grants using the intrinsic value-based method and, accordingly, no compensation cost has been recognized for such stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income, and earnings per share (basic and diluted), would have been reduced to $18,761,000 or $1.14 per share in 1996, $13,362,000 or $0.77 per share in 1997 and $19,729,000 or $1.12 per share in
1998. The per share weighted-average fair value of stock options granted was $7.64 in 1996, $6.73 in 1997 and $7.42 in 1998. The Black Scholes option pricing model was used to determine the fair value of stock options, including the following weighted-average assumptions: expected dividend yield 0.0%; risk-free interest rate of 6.1% in 1996, 5.75% in 1997 and 4.75% in 1998; expected volatility of 0.50 in 1996 and 0.40 in 1997 and 1998; and an expected life of 6 years in 1996 and 5 years in 1997 and 1998. The Company's historical volatility from March 27, 1996 (the date of its initial public offering) through December 31, 1998 was approximately 0.37.

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) SEGMENT DATA

     The Company has acquired seven separate businesses from its inception in April 1993 through the period ended December 31, 1998. Acquired businesses generally were operated initially as separate subsidiaries of the Company. In 1997 the Company initiated a plan of reorganization for the purpose of combining businesses having similar operating characteristics and market opportunities. The reorganization resulted in the combination of four businesses during 1997 and two businesses during 1998, into a single operating subsidiary named Bacou USA Safety, Inc. ("Bacou Safety"). During 1998 the Company also initiated actions to combine the various sales-forces and develop a common marketing strategy for its Bacou Safety business.

     During 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Under provisions of Statement 131 the Company has two reportable segments, which include the safety products segment and the optical frames and instruments segment. The safety products segment consists of businesses which operate within the Company's Bacou Safety subsidiary and which sell products principally to industrial and fire safety distributors. Products manufactured within this segment include consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors). The optical frames and instruments segment consists of the Company's Titmus Optical, Inc. (Titmus) subsidiary. Titmus manufactures eyeglass frames and components, which are sold principally to optical laboratories, and vision screening equipment. Eyeglass frames and components are purchased by optical laboratory customers who fit complete frames with prescription lenses.

     The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Accounting policies for reportable segments are consistent with the policies described in note 1 to the consolidated financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income include amortization expense totaling $4,039,000 in 1996, $4,095,000 in 1997 and $7,748,000 in 1998, and also include non-recurring items totaling $360,000 in 1996, $5,924,000 in 1997 and $7,716,000 in 1998.
Information presented below as "All Other" includes all non-operating entities. Amounts shown below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

                                                        OPTICAL
                                                      FRAMES AND
                                            SAFETY    INSTRUMENTS               RECONCILING    CONSOLIDATED
                                           SEGMENT    SEGMENT(1)    ALL OTHER   ADJUSTMENTS       TOTAL
             (IN THOUSANDS)                -------    -----------   ---------   -----------    ------------
1996
Net sales................................  $ 77,563     $31,705      $    --      $     --       $109,268
Operating income (loss)..................    33,481       4,216       (1,674)       (4,399)        31,624
Depreciation.............................     2,660         794           18            --          3,472
Total assets.............................    69,871      33,775       21,463            --        125,109
Capital expenditures.....................     2,922       7,730           16            --         10,668
1997
Net sales................................  $ 99,378     $31,491      $    --      $     --       $130,869
Operating income (loss)..................    34,035       3,056       (2,438)      (10,019)        24,634
Depreciation.............................     3,487       1,020           16            --          4,523
Total assets.............................   113,694      35,266        3,391            --        152,351
Capital expenditures.....................     4,488       2,092          257            --          6,837
1998
Net sales................................  $189,363     $30,218      $    --      $     --       $219,581
Operating income (loss)..................    57,005       2,523       (5,322)      (15,464)        38,742
Depreciation.............................     5,194       1,185           27            --          6,406
Total assets.............................   250,172      41,938        1,660            --        293,770
Capital expenditures.....................    12,381       1,742          263            --         14,386

---------------

(1) Includes sales of discontinued product lines totaling $3,100,000 in 1996.

     There were no sales to any individual customer during any of the years in the three-year period ended December 31, 1998 that represented 10% or more of consolidated sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer and sales to all foreign countries totaled $7,942,000 in 1996, $15,087,000 in 1997 and $33,102,000 in 1998.

                        BACOU USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) QUARTERLY FINANCIAL RESULTS AND MARKET DATA (UNAUDITED)

     Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company, except that the Company amended previously filed quarterly reports during 1998 to give effect to new guidance issued by the Securities and Exchange Commission in September 1998 concerning valuation of purchased in-process research and development, resulting in a $1.6 million increase to previously reported net income. There were no dividends paid or declared during any period presented and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends for the foreseeable future.

                                                                 QUARTER
                                                  -------------------------------------
                                                   FIRST    SECOND     THIRD    FOURTH    FULL YEAR
     (IN THOUSANDS, EXCEPT PER SHARE DATA)         -----    ------     -----    ------    ---------
1997
Net sales.......................................  $26,380   $32,330   $35,744   $36,415    $130,869
Gross profit....................................   13,998    17,469    17,803    17,132      66,402
Income before income taxes......................    6,650     7,606     5,372     5,382      25,010
Net income......................................    4,132     4,245     2,453     3,592      14,422
Earnings per share:
  Basic.........................................  $  0.24   $  0.24   $  0.14   $  0.21    $   0.83
  Diluted.......................................  $  0.24   $  0.24   $  0.14   $  0.21    $   0.83
Market price:
  High..........................................   16 5/8    16 1/4    18        18 1/2     18 1/2
  Low...........................................   15        14 3/4    15 3/4    17         14 3/4
1998
Net sales.......................................  $49,515   $58,864   $56,899   $54,303    $219,581
Gross profit....................................   24,816    31,017    30,161    27,731     113,725
Income before income taxes......................    4,138     9,572    10,486     8,492      32,688
Net income......................................    2,736     6,099     6,675     5,500      21,010
Earnings per share:
  Basic.........................................  $  0.15   $  0.35   $  0.38   $  0.31    $   1.19
  Diluted.......................................  $  0.15   $  0.35   $  0.38   $  0.31    $   1.19
Market price:
  High..........................................   18 1/8    22 3/4    25 3/8    21 7/8     25 3/8
  Low...........................................   15 3/4    15 7/8    17 1/8    15         15

     The Company completed acquisitions of Survivair, Biosystems and Howard Leight on May 29, 1997, September 30, 1997 and February 27, 1998, respectively. For comparative purposes, net income and earnings per share (basic and diluted) excluding non-recurring items related to these acquisitions and excluding a severance charge equal to $1.4 million in 1998, would have been as follows:

                                                                    QUARTER
                                                      -----------------------------------
                                                      FIRST    SECOND    THIRD    FOURTH    FULL YEAR
       (IN THOUSANDS, EXCEPT PER SHARE DATA)          -----    ------    -----    ------    ---------
1997
Net income..........................................  $4,132   $5,883    $5,351   $4,132     $19,498
Earnings per share..................................  $ 0.24   $ 0.34    $ 0.31   $ 0.23     $  1.12
1998
Net income..........................................  $6,425   $7,196    $6,675   $5,500     $25,796
Earnings per share..................................  $ 0.36   $ 0.41    $ 0.38   $ 0.31     $  1.46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors," "Compensation of Directors and Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bacou's proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "Compensation of Directors and Officers" in Bacou's proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Introduction" and "Security Ownership of Certain Beneficial Owners and Management" in Bacou's proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Transactions" in Bacou's proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference.

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

     Independent Auditors' Report on Financial Statement Schedule

        3.  Exhibits

                            FORM 10-K EXHIBITS INDEX

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
   2.1      --   Stock Purchase Agreement dated as of April 14, 1997 among
                 Bacou S.A. and Francis Berend, Pierre Alain Berend, Philippe
                 Berend, Pascal Berend and the other sellers parties thereto
                 (incorporated by reference to Exhibit 2(a) of the Company's
                 Form 8-K filed May 12, 1997)
   2.2      --   Agreement dated April 14, 1997 between Bacou S.A. and Bacou
                 USA, Inc. (incorporated by reference to Exhibit 2(b) of the
                 Company's Form 8-K filed May 12, 1997)
   2.3      --   First Amendment to Stock Purchase Agreement dated May 30,
                 1997 (incorporated by reference to Exhibit 2(c) of the
                 Company's Form 8-K filed June 16, 1997)
   2.4      --   Stock Redemption Agreement dated May 30, 1997 between
                 Comasec International, S.A. and Pro-Tech Respirators, Inc.
                 (incorporated by reference to Exhibit 2(d) of the Company's
                 Form 8-K filed June 16, 1997)
   2.5      --   Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc.,
                 Biosystems, Inc. and the Shareholders of Biosystems, Inc.
                 (incorporated by reference to Exhibit 2(a) of the Company's
                 Form 8-K filed October 15, 1997)
   2.6      --   Asset Purchase Agreement dated December 31, 1997 between
                 Bacou USA Safety, Inc. and Howard S. Leight & Associates,
                 Inc. (d/b/a Howard Leight Industries) (incorporated by
                 reference to Exhibit 2(a) of the Company's Form 8-K filed on
                 March 13, 1998)
   2.7      --   Letter Agreement by and between Howard S. Leight and Bacou
                 USA, Inc. (incorporated by reference to Exhibit 2(b) of the
                 Company's Form 8-K filed on March 13, 1998)
   2.8      --   Letter Agreement by and among Howard S. Leight, Bacou S.A.
                 and Engineering Bacou S.A. (incorporated by reference to
                 Exhibit 2(c) of the Company's Form 8-K filed on March 13,
                 1998)
   2.9      --   First Amendment to Asset Purchase Agreement dated February
                 27, 1998 (incorporated by reference to Exhibit 2(d) of the
                 Company's Form 8-K filed on March 13, 1998)
   2.10     --   Stock Purchase Agreement dated February 27, 1998 among Bacou
                 USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
                 Howard Leight Industries), Howard S. Leight and John Dean
                 (incorporated by reference to Exhibit 2(e) of the Company's
                 Form 8-K filed on March 13, 1998)
   2.11     --   Stock Purchase Agreement dated February 27, 1998 among Bacou
                 USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
                 Howard Leight Industries) and Howard S. Leight (incorporated by reference to Exhibit 2(f) of the Company's Form 8-K filed on March 13, 1998)
   2.12     --   Asset Purchase Agreement dated as of February 24, 1999 by
                 and among Perfect Fit Glove Co., Inc. and the other seller parties thereto, and Bacou USA Safety, Inc.
   3.1      --   Amended and Restated Certificate of Incorporation
                 (incorporated by reference to Exhibit 3(a) of the Company's
                 Registration Statement filed on Form S-1(Commission File No.
                 333-00470) (the "Company's Registration Statement"))
   3.2      --   Bylaws (incorporated by reference to Exhibit 3(b) of the
                 Company's Registration Statement)
   4.1      --   Revolving Line of Credit Agreement dated May 21, 1997 by and between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4(a) of the Company's
                 Form 10-Q filed August 14, 1997)

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
   4.2      --   First Amendment to Revolving Line of Credit Agreement by and
                 between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4(c) of the Company's
                 Form 10-Q filed August 14, 1997)
   4.3      --   Second Amendment and Agreement to Revolving Line of Credit
                 Agreement between Bacou USA, Inc. and Citizens Bank of Rhode
                 Island (incorporated by reference to Exhibit 4.3 of the
                 Company's Form 10-K filed March 27, 1998)
   4.4      --   First Amendment and Agreement to Revolving Credit Note
                 between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4.4 of the Company's
                 Form 10-K filed March 27, 1998)
   4.5      --   Credit Line Agreement by and between Bacou USA, Inc. and
                 Banque Nationale de Paris dated February 19, 1998
                 (incorporated by reference to Exhibit 10(a) of the Company's
                 Form 8-K filed on March 13, 1998)
  10.1.1*   --   Employment Agreement dated as of January 1, 1996 by and
                 between the Company and Walter Stepan (incorporated by
                 reference to Exhibit 10(w) of Company's Registration
                 Statement)
  10.1.2*   --   First Amendment to Employment Agreement with Walter Stepan
                 (incorporated by reference to Exhibit 4(g) of Company's Form
                 10-Q filed November 14, 1997)
  10.1.3*   --   Second Amendment to Employment Agreement with Walter Stepan dated as of August 25, 1998 (incorporated by reference to
                 Exhibit 10.2 of the Company's Form 10-Q filed November 16,
                 1998)
  10.2.1*   --   Employment Agreement dated May 8, 1995 by and between the
                 Company and Philip B. Barr (incorporated by reference to
                 Exhibit 10(b) of Company's Registration Statement)
  10.2.2*   --   First Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 10(x) to Amendment No.
                 1 to the Company's Registration Statement)
  10.2.3*   --   Second Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 10(y) to Amendment No.
                 1 to the Company's Registration Statement)
  10.2.4*   --   Third Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 4(h) of the Company's
                 Form 10-Q filed November 14, 1997)
  10.3*     --   Employment Agreement dated January 1, 1996 by and between
                 Uvex Safety and Harry D. Neff (incorporated by reference to
                 Exhibit 10(c) of Company's Registration Statement)
  10.4*     --   Employment Agreement dated May 30, 1997 between Survivair,
                 Inc. and Jack Bell (incorporated by reference to Exhibit
                 4(a) of the Company's Form 10-Q filed November 14, 1997)
  10.5*     --   Employment Agreement dated October 1, 1997 between
                 Biosystems, Inc. and Jack Burt (incorporated by reference to
                 Exhibit 4(d) of the Company's Form 10-Q filed November 14,
                 1997)
  10.6*     --   Employment Agreement dated February 17, 1998 between Titmus
                 Optical, Inc. and Bradford L. Brooks (incorporated by
                 reference to Exhibit 10.22 of the Company's Form 10-K filed
                 March 27, 1998)
  10.7.1*   --   Employment Agreement dated February 27, 1998 between Bacou
                 USA Safety, Inc. and John Dean (incorporated by reference to
                 Exhibit 99(a) of the Company's Form 8-K filed on March 13,
                 1998)
  10.7.2*   --   Letter Agreement dated May 19, 1998 between Bacou USA
                 Safety, Inc. and John Dean
  10.7.3*   --   Bonus Plan for John Dean for 1998 and 1999 (incorporated by reference to Exhibit 10.37 of the Company's Form 10-K filed
                 March 27, 1998)

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
  10.8.1*   --   Employment Agreement dated June 3, 1998 between Bacou USA
                 Safety, Inc. and Thomas W. Klein (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August
                 5, 1998)
  10.8.2*   --   First Amendment to Employment Agreement with Thomas W. Klein dated August 3, 1998 (incorporated by reference to Exhibit
                 10.1 of the Company's Form 10-Q filed November 16, 1998)
  10.8.3*   --   Second Amendment to Employment Agreement with Thomas W.
                 Klein dated January 1, 1999
  10.9*     --   Employment Agreement dated February 1, 1999 between Bacou
                 USA Safety, Inc. and Alan H. Bennett
  10.10     --   Registration Rights Agreement dated July 31, 1994 by and
                 between Walter Stepan and the Company (incorporated by
                 reference to Exhibit 10(h)(i) of Company's Registration
                 Statement)
  10.11     --   Form of Registration Rights Agreement dated February   ,
                 1996 among the Principal Stockholder, Figa, S.A., Walter
                 Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and
                 the Company (incorporated by reference to Exhibit 10(i) to
                 Amendment No. 1 of Company's Registration Statement)
  10.12     --   Registration Rights Agreement dated September 30, 1997 by
                 and among Bacou USA, Inc. and each person identified therein
                 (incorporated by reference to Exhibit 2(b) of the Company's
                 Form 8-K filed October 15, 1997)
  10.13     --   Corporate Opportunities Agreement dated as of January 1,
                 1996 between the Principal Stockholder and the Company
                 (incorporated by reference to Exhibit 10(j) of Company's
                 Registration Statement)
  10.14     --   Amended and Restated Agreement of Transfer, Trademarks,
                 Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co.,
                 KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Company's Registration
                 Statement)
  10.15     --   License Agreement dated June 1, 1986 between Uvex Winter
                 Optik GmbH and Uvex Winter Optical, Inc., as amended by a
                 First Amendment dated October 31, 1994 (incorporated by
                 reference to Exhibit 10(l) of Company's Registration
                 Statement)
  10.16     --   License Agreement dated July 1, 1992 between Uvex Winter
                 Optik GmbH and Uvex Winter Optical, Inc., as amended by a
                 First Amendment dated October 31, 1994 (incorporated by
                 reference to Exhibit 10(m) of Company's Registration
                 Statement)
  10.17     --   Cooperation Agreement among Uvex Safety, Laservision GmbH,
                 Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18,
                 1991 (incorporated by reference to Exhibit 10(n) of
                 Company's Registration Statement)
  10.18     --   Lease Agreement between Uvex Winter Optical, Inc. and Uvex
                 Safety, LLC dated April 15, 1993, as amended by a First
                 Amendment to Lease Agreement dated as of July 31, 1994, as further amended by a Second Amendment to Lease Agreement
                 dated as of October 31, 1994, and as further amended by a
                 Third Amendment to Lease Agreement dated July 14, 1995
                 (incorporated by reference to Exhibit 10(o) of Company's
                 Registration Statement)
  10.19*    --   Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit10 (g) of the Company's Registration
                 Statement)
  10.20*    --   Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan
                 (incorporated by reference to Exhibit 10(x) of the Company's
                 Form 10-K filed March 31, 1997)
  10.21*    --   1998 Howard S. Leight Stock Option Plan (incorporated by
                 reference to Exhibit 10.35 of the Company's Form 10-K filed
                 March 27, 1998)
  10.22     --   Purchase and Sale Agreement dated November 20, 1998 by and between Uvex Winter Optical, Inc. and Uvex Safety
                 Manufacturing, Inc.
  10.23     --   Lease Agreement dated February 27, 1998 by and between
                 Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 10.38 of the Company's Form 10-K filed
                 March 27, 1998)

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
  10.24*    --   Bonus Plan for Executives of Subsidiaries and Divisions of
                 Bacou USA, Inc. for 1998 and 1999 (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K filed March 27,
                 1998)
  10.25*    --   Consultant Agreement dated as of February 27, 1998 between
                 Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed
                 March 13, 1998)
  11        --   Statement Re: Computation of Per Share Earnings
  21        --   Subsidiaries of the Company
  23        --   Accountants' Consent
  27        --   Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed three reports on Form 8-K during the quarterly period ended December 31, 1998, all for the purpose of disclosing the contents of Press Releases issued by the Company.

     The first report, dated October 7, 1998, reported the Company's sales for the third quarter of 1998, as well as the withdrawal of the Company's August 5, 1998 registration statement and the continuation of its stock buyback program.

     The second report, dated October 14, 1998, reported the financial results of the Company for the third quarter and nine months year-to-date.

     The third report, dated November 4, 1998, reported that the Company had been selected by Forbes Magazine as one of the 200 best small businesses in the United States.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 26 day of March, 1999.

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

                  SIGNATURE                                        TITLE
                  ---------                                        -----

              /s/ WALTER STEPAN                Vice Chairman, President, Chief Executive
---------------------------------------------  Officer, Director
                WALTER STEPAN

             /s/ PHILIP B. BARR                Executive Vice President, Chief Financial
---------------------------------------------  Officer, Chief Operating Officer, Secretary,
               PHILIP B. BARR                  Director

            /s/ JEFFREY T. BROWN               Director of Financial Reporting, Treasurer
---------------------------------------------  and Chief Accounting Officer
              JEFFREY T. BROWN

             /s/ PHILIPPE BACOU                Chairman of the Board, Director
---------------------------------------------
               PHILIPPE BACOU

                                               Director
---------------------------------------------
              CHRISTOPHE BACOU

             /s/ KARL F. ERICSON               Director
---------------------------------------------
               KARL F. ERICSON

            /s/ HOWARD S. LEIGHT               Director
---------------------------------------------
              HOWARD S. LEIGHT

                                               Director
---------------------------------------------
            ALFRED J. VERRECCHIA

           /s/ HERBERT A. WERTHEIM             Director
---------------------------------------------
             HERBERT A. WERTHEIM

ITEM 14(A) 2.  FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENT SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS     ADDITIONS
                                           BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                           BEGINNING     COST AND       OTHER                        END OF
               DESCRIPTION                 OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
               -----------                 ----------   ----------   -----------   -------------   ----------
BAD DEBT ALLOWANCE (IN THOUSANDS)
  Year ended December 31 1996............     657          291            --            156            792
  Year ended December 31, 1997...........     792          211           209            267            945
  Year ended December 31, 1998...........     945          266           150            211          1,150

---------------

(1) Represents the beginning bad debt allowance of businesses acquired during the period.

(2) Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

     All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are not material and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bacou USA, Inc.:

     Under date of February 5, 1999, we reported on the consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the December 31, 1998 annual report on Form 10-K of Bacou USA, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Providence, Rhode Island
February 5, 1999

                            FORM 10-K EXHIBITS INDEX

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
   2.1      --   Stock Purchase Agreement dated as of April 14, 1997 among
                 Bacou S.A. and Francis Berend, Pierre Alain Berend, Philippe
                 Berend, Pascal Berend and the other sellers parties thereto
                 (incorporated by reference to Exhibit 2(a) of the Company's
                 Form 8-K filed May 12, 1997)
   2.2      --   Agreement dated April 14, 1997 between Bacou S.A. and Bacou
                 USA, Inc. (incorporated by reference to Exhibit 2(b) of the
                 Company's Form 8-K filed May 12, 1997)
   2.3      --   First Amendment to Stock Purchase Agreement dated May 30,
                 1997 (incorporated by reference to Exhibit 2(c) of the
                 Company's Form 8-K filed June 16, 1997)
   2.4      --   Stock Redemption Agreement dated May 30, 1997 between
                 Comasec International, S.A. and Pro-Tech Respirators, Inc.
                 (incorporated by reference to Exhibit 2(d) of the Company's
                 Form 8-K filed June 16, 1997)
   2.5      --   Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc.,
                 Biosystems, Inc. and the Shareholders of Biosystems, Inc.
                 (incorporated by reference to Exhibit 2(a) of the Company's
                 Form 8-K filed October 15, 1997)
   2.6      --   Asset Purchase Agreement dated December 31, 1997 between
                 Bacou USA Safety, Inc. and Howard S. Leight & Associates,
                 Inc. (d/b/a Howard Leight Industries) (incorporated by
                 reference to Exhibit 2(a) of the Company's Form 8-K filed on
                 March 13, 1998)
   2.7      --   Letter Agreement by and between Howard S. Leight and Bacou
                 USA, Inc. (incorporated by reference to Exhibit 2(b) of the
                 Company's Form 8-K filed on March 13, 1998)
   2.8      --   Letter Agreement by and among Howard S. Leight, Bacou S.A.
                 and Engineering Bacou S.A. (incorporated by reference to
                 Exhibit 2(c) of the Company's Form 8-K filed on March 13,
                 1998)
   2.9      --   First Amendment to Asset Purchase Agreement dated February
                 27, 1998 (incorporated by reference to Exhibit 2(d) of the
                 Company's Form 8-K filed on March 13, 1998)
   2.10     --   Stock Purchase Agreement dated February 27, 1998 among Bacou
                 USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
                 Howard Leight Industries), Howard S. Leight and John Dean
                 (incorporated by reference to Exhibit 2(e) of the Company's
                 Form 8-K filed on March 13, 1998)
   2.11     --   Stock Purchase Agreement dated February 27, 1998 among Bacou
                 USA Safety, Inc., Howard S. Leight & Associates, Inc. (d/b/a
                 Howard Leight Industries) and Howard S. Leight (incorporated by reference to Exhibit 2(f) of the Company's Form 8-K filed on March 13, 1998)
   2.12     --   Asset Purchase Agreement dated as of February 24, 1999 by
                 and among Perfect Fit Glove Co., Inc. and the other seller parties thereto, and Bacou USA Safety, Inc.
   3.1      --   Amended and Restated Certificate of Incorporation
                 (incorporated by reference to Exhibit 3(a) of the Company's
                 Registration Statement filed on Form S-1(Commission File No.
                 333-00470) (the "Company's Registration Statement"))
   3.2      --   Bylaws (incorporated by reference to Exhibit 3(b) of the
                 Company's Registration Statement)
   4.1      --   Revolving Line of Credit Agreement dated May 21, 1997 by and between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4(a) of the Company's
                 Form 10-Q filed August 14, 1997)
   4.2      --   First Amendment to Revolving Line of Credit Agreement by and
                 between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4(c) of the Company's
                 Form 10-Q filed August 14, 1997)

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
   4.3      --   Second Amendment and Agreement to Revolving Line of Credit
                 Agreement between Bacou USA, Inc. and Citizens Bank of Rhode
                 Island (incorporated by reference to Exhibit 4.3 of the
                 Company's Form 10-K filed March 27, 1998)
   4.4      --   First Amendment and Agreement to Revolving Credit Note
                 between Bacou USA, Inc. and Citizens Bank of Rhode Island
                 (incorporated by reference to Exhibit 4.4 of the Company's
                 Form 10-K filed March 27, 1998)
   4.5      --   Credit Line Agreement by and between Bacou USA, Inc. and
                 Banque Nationale de Paris dated February 19, 1998
                 (incorporated by reference to Exhibit 10(a) of the Company's
                 Form 8-K filed on March 13, 1998)
  10.1.1*   --   Employment Agreement dated as of January 1, 1996 by and
                 between the Company and Walter Stepan (incorporated by
                 reference to Exhibit 10(w) of Company's Registration
                 Statement)
  10.1.2*   --   First Amendment to Employment Agreement with Walter Stepan
                 (incorporated by reference to Exhibit 4(g) of Company's Form
                 10-Q filed November 14, 1997)
  10.1.3*   --   Second Amendment to Employment Agreement with Walter Stepan dated as of August 25, 1998 (incorporated by reference to
                 Exhibit 10.2 of the Company's Form 10-Q filed November 16,
                 1998)
  10.2.1*   --   Employment Agreement dated May 8, 1995 by and between the
                 Company and Philip B. Barr (incorporated by reference to
                 Exhibit 10(b) of Company's Registration Statement)
  10.2.2*   --   First Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 10(x) to Amendment No.
                 1 to the Company's Registration Statement)
  10.2.3*   --   Second Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 10(y) to Amendment No.
                 1 to the Company's Registration Statement)
  10.2.4*   --   Third Amendment to Employment Agreement with Philip B. Barr
                 (incorporated by reference to Exhibit 4(h) of the Company's
                 Form 10-Q filed November 14, 1997)
  10.3*     --   Employment Agreement dated January 1, 1996 by and between
                 Uvex Safety and Harry D. Neff (incorporated by reference to
                 Exhibit 10(c) of Company's Registration Statement)
  10.4*     --   Employment Agreement dated May 30, 1997 between Survivair,
                 Inc. and Jack Bell (incorporated by reference to Exhibit
                 4(a) of the Company's Form 10-Q filed November 14, 1997)
  10.5*     --   Employment Agreement dated October 1, 1997 between
                 Biosystems, Inc. and Jack Burt (incorporated by reference to
                 Exhibit 4(d) of the Company's Form 10-Q filed November 14,
                 1997)
  10.6*     --   Employment Agreement dated February 17, 1998 between Titmus
                 Optical, Inc. and Bradford L. Brooks (incorporated by
                 reference to Exhibit 10.22 of the Company's Form 10-K filed
                 March 27, 1998)
  10.7.1*   --   Employment Agreement dated February 27, 1998 between Bacou
                 USA Safety, Inc. and John Dean (incorporated by reference to
                 Exhibit 99(a) of the Company's Form 8-K filed on March 13,
                 1998)
  10.7.2*   --   Letter Agreement dated May 19, 1998 between Bacou USA
                 Safety, Inc. and John Dean
  10.7.3*   --   Bonus Plan for John Dean for 1998 and 1999 (incorporated by reference to Exhibit 10.37 of the Company's Form 10-K filed
                 March 27, 1998)
  10.8.1*   --   Employment Agreement dated June 3, 1998 between Bacou USA
                 Safety, Inc. and Thomas W. Klein (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August
                 5, 1998)
  10.8.2*   --   First Amendment to Employment Agreement with Thomas W. Klein dated August 3, 1998 (incorporated by reference to Exhibit
                 10.1 of the Company's Form 10-Q filed November 16, 1998)

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
  10.8.3*   --   Second Amendment to Employment Agreement with Thomas W.
                 Klein dated January 1, 1999
  10.9*     --   Employment Agreement dated February 1, 1999 between Bacou
                 USA Safety, Inc. and Alan H. Bennett
  10.10     --   Registration Rights Agreement dated July 31, 1994 by and
                 between Walter Stepan and the Company (incorporated by
                 reference to Exhibit 10(h)(i) of Company's Registration
                 Statement)
  10.11     --   Form of Registration Rights Agreement dated February   ,
                 1996 among the Principal Stockholder, Figa, S.A., Walter
                 Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and
                 the Company (incorporated by reference to Exhibit 10(i) to
                 Amendment No. 1 of Company's Registration Statement)
  10.12     --   Registration Rights Agreement dated September 30, 1997 by
                 and among Bacou USA, Inc. and each person identified therein
                 (incorporated by reference to Exhibit 2(b) of the Company's
                 Form 8-K filed October 15, 1997)
  10.13     --   Corporate Opportunities Agreement dated as of January 1,
                 1996 between the Principal Stockholder and the Company
                 (incorporated by reference to Exhibit 10(j) of Company's
                 Registration Statement)
  10.14     --   Amended and Restated Agreement of Transfer, Trademarks,
                 Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co.,
                 KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Company's Registration
                 Statement)
  10.15     --   License Agreement dated June 1, 1986 between Uvex Winter
                 Optik GmbH and Uvex Winter Optical, Inc., as amended by a
                 First Amendment dated October 31, 1994 (incorporated by
                 reference to Exhibit 10(l) of Company's Registration
                 Statement)
  10.16     --   License Agreement dated July 1, 1992 between Uvex Winter
                 Optik GmbH and Uvex Winter Optical, Inc., as amended by a
                 First Amendment dated October 31, 1994 (incorporated by
                 reference to Exhibit 10(m) of Company's Registration
                 Statement)
  10.17     --   Cooperation Agreement among Uvex Safety, Laservision GmbH,
                 Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18,
                 1991 (incorporated by reference to Exhibit 10(n) of
                 Company's Registration Statement)
  10.18     --   Lease Agreement between Uvex Winter Optical, Inc. and Uvex
                 Safety, LLC dated April 15, 1993, as amended by a First
                 Amendment to Lease Agreement dated as of July 31, 1994, as further amended by a Second Amendment to Lease Agreement
                 dated as of October 31, 1994, and as further amended by a
                 Third Amendment to Lease Agreement dated July 14, 1995
                 (incorporated by reference to Exhibit 10(o) of Company's
                 Registration Statement)
  10.19*    --   Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit10 (g) of the Company's Registration
                 Statement)
  10.20*    --   Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan
                 (incorporated by reference to Exhibit 10(x) of the Company's
                 Form 10-K filed March 31, 1997)
  10.21*    --   1998 Howard S. Leight Stock Option Plan (incorporated by
                 reference to Exhibit 10.35 of the Company's Form 10-K filed
                 March 27, 1998)
  10.22     --   Purchase and Sale Agreement dated November 20, 1998 by and between Uvex Winter Optical, Inc. and Uvex Safety
                 Manufacturing, Inc.
  10.23     --   Lease Agreement dated February 27, 1998 by and between
                 Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 10.38 of the Company's Form 10-K filed
                 March 27, 1998)
  10.24*    --   Bonus Plan for Executives of Subsidiaries and Divisions of
                 Bacou USA, Inc. for 1998 and 1999 (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K filed March 27,
                 1998)
  10.25*    --   Consultant Agreement dated as of February 27, 1998 between
                 Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed
                 March 13, 1998)
  11        --   Statement Re: Computation of Per Share Earnings

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
  -------                           ----------------------
  21        --   Subsidiaries of the Company
  23        --   Accountants' Consent
  27        --   Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement.