Form 10-Q
period 1999-03-31
BACOU USA INC
filed 1999-05-17
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                   05-0470688
---------------------------                       --------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND    02917-1896
-----------------------------------------------   --------------------

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

As of May 12, 1999 there were 17,621,465 shares of Common Stock outstanding.

                                                  BACOU USA, INC.

                                                       INDEX




PART I.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
         December 31, 1998 and March 31, 1999                                  3

         Consolidated Condensed Statements of Income,
         Three Months Ended March 31, 1998 and 1999                            4

         Consolidated Condensed Statements of Cash Flows,
         Three Months Ended March 31, 1998 and 1999                            5

         Notes to Consolidated Condensed Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         BACOU USA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                  (unaudited)
                                                                    December 31,    March 31,
                                                                       1998           1999
                                                                    ------------  -----------
                            ASSETS
Current assets:
  Cash and cash equivalents................................        $   1,090      $    34,208
  Trade accounts receivable, net...........................           27,110           32,647
  Inventories..............................................           38,246           37,823
  Other current assets.....................................            1,251            2,680
  Deferred income taxes....................................            2,138            1,905
                                                                    ------------  -----------
    Total current assets...................................           69,835          109,263
  Property and equipment, net..............................           53,998           55,084
  Intangible assets, net...................................          169,937          167,829
                                                                    ------------  -----------
    Total assets...........................................        $ 293,770      $   332,176
                                                                    ============  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt...................        $  15,714      $    22,857
  Accounts payable.........................................            8,959            6,452
  Accrued expenses.........................................           12,242            8,215
  Income taxes payable.....................................            1,828            4,227
                                                                    ------------  -----------
    Total current liabilities..............................           38,743           41,751
Long-term debt.............................................           92,050          121,428
Deferred income taxes......................................            6,311            6,755
Other liabilities..........................................            2,754            2,691
                                                                    ------------  -----------
    Total liabilities......................................          139,858          172,625
                                                                    ------------  -----------
Common stock subject to a put option.......................            9,450            9,450
                                                                    ------------  -----------

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding.............              ---              ---
Common stock, $.001 par value, 25,000,000 shares
  authorized, 17,610,465 shares in 1998 and 17,621,465
  shares in 1999 issued and outstanding....................               17               17
Additional paid-in capital.................................           63,258           63,423
Retained earnings..........................................           81,187           86,661
                                                                    ------------   ----------
    Total stockholders' equity.............................          144,462          150,101
                                                                    ------------  -----------
    Total liabilities and stockholders' equity.............        $ 293,770      $   332,176
                                                                    ============   ==========

See accompanying notes to consolidated condensed financial statements.


                                         BACOU USA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (in thousands, except per share data)
                                                    (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                               ------------------------------
                                                                      1998            1999
                                                                   -------------  -----------

Net sales..........................................                $  49,515      $    54,575
Cost of sales......................................                   24,699           27,688
                                                                   -------------  -----------
Gross profit.......................................                   24,816           26,887

Operating expenses:
  Selling..........................................                    7,948            8,693
  General and administrative.......................                    4,966            4,784
  Research and development.........................                      804            1,209
  Purchased in-process research and development....                    4,680              ---
  Amortization of intangible assets................                    1,484            2,115
                                                                   -------------  -----------
Total operating expenses...........................                   19,882           16,801
                                                                   -------------  -----------

Operating income...................................                    4,934           10,086

Other expense (income):
  Interest expense.................................                      884            1,457
  Interest income..................................                      (40)            (12)
  Other............................................                      (48)             105
                                                                   -------------  -----------
Total other expense................................                      796            1,550
                                                                   -------------  -----------

Income before income taxes.........................                    4,138            8,536
Income taxes.......................................                    1,402            3,062
                                                                   -------------  -----------

Net income.........................................                $   2,736      $     5,474
                                                                   =============  ===========

Earnings per share:
  Basic............................................                $    0.15      $      0.31
                                                                   =============  ===========
  Diluted..........................................                $    0.15      $      0.31
                                                                   =============  ===========

Weighted average shares outstanding:
  Basic............................................                   17,594           17,616
                                                                   =============  ===========
  Diluted..........................................                   17,654           17,786
                                                                   =============  ===========



See accompanying notes to consolidated condensed financial statements.


                                         BACOU USA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         --------------------------------
                                                                            1998              1999
                                                                         ---------       ----------
Cash flows from operating activities:
  Net income............................................................ $   2,736       $    5,474
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation and amortization.........................................     3,011            4,133
  Purchased in-process research and development.........................     4,680              ---
  Deferred income taxes.................................................    (1,427)             677
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable...........................................    (6,346)          (5,537)
    Inventories.........................................................       274              423
    Prepaid expenses and other current assets...........................    (2,929)          (1,429)
    Accounts payable....................................................       416           (2,507)
    Accrued expenses....................................................     1,374           (4,090)
    Income taxes........................................................     2,635            2,399
                                                                          --------       ----------
    Net cash provided by (used in) operating activities.................     4,424             (457)
                                                                          --------       ----------

Cash flows from investing activities:
  Capital expenditures..................................................    (2,525)          (3,111)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired...................................  (119,334)             ---
                                                                          --------       ----------
    Net cash used in investing activities...............................  (121,859)          (3,111)
                                                                          --------       ----------

Cash flows from financing activities:
  Proceeds from long-term debt..........................................   124,300           50,000
  Repayment of long-term debt...........................................    (5,900)          (3,929)
  Repayments under note payable, net....................................    (1,539)          (9,550)
  Proceeds from exercise of stock options...............................       ---              165
                                                                          --------       ----------
    Net cash provided by financing activities...........................   116,861           36,686
                                                                          --------       ----------

Net increase (decrease) in cash and cash equivalents....................      (574)          33,118
Cash and cash equivalents at beginning of period........................     1,277            1,090
                                                                          ========       ==========
Cash and cash equivalents at end of period.............................. $     703       $   34,208
                                                                          ========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.............................. $     246       $    1,472
                                                                          ========       ==========
  Cash paid during the period for income taxes.......................... $     488       $    1,027
                                                                          ========       ==========
  Fair value of stock options issued pursuant to a consulting
    agreement........................................................... $     387       $      ---
                                                                          ========       ==========

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together the "Company"). The Company designs, manufactures and sells leading brands of products that protect the sight, hearing, respiratory systems and hands of workers against occupational hazards.

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

2. ACQUISITION OF PERFECT FIT GLOVE CO., INC.

Effective April 1, 1999, the Company acquired Perfect Fit Glove Co., Inc. and certain affiliates and related assets ("Perfect Fit"), manufacturers and distributors of protective gloves and other related products worldwide with fiscal year 1998 combined net sales of $47.3 million. The Company acquired the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $16.0 million. The Company has agreed to pay an additional earnout of up to $6.0 million to the extent actual combined cash flow of the acquired business for 1999 exceeds certain specified targets.

The acquisition was financed by a $50.0 million term loan from Banque Nationale de Paris ("BNP") made in March 1999. The term loan bears interest at a per annum rate equal to three-month LIBOR plus 0.60% and provides for repayment over a seven year term.

The acquisition will be accounted for under the purchase method of accounting and, therefore, operating results of Perfect Fit will be included in the consolidated results of the Company beginning on April 1, 1999. An allocation of the purchase price for Perfect Fit and proforma operating information will be disclosed in the Company's quarterly report on Form 10-Q for the period ending June 30, 1999.

3.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,150,000 at December 31, 1998 and $1,136,000 at March 31, 1999.


4.   INVENTORIES

Inventories consist of the following:
                                               December 31,           March 31,
(in thousands)                                     1998                 1999
                                             ------------------     ------------

Raw material and supplies...................      $16,407            $18,114
Work-in-process.............................        5,165              6,584
Finished goods..............................       16,674             13,125
                                             ==================     ============
                                                  $38,246            $37,823
                                             ==================     ============

5.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $17,954,000 at December 31, 1998 and $19,972,000 at March 31, 1999. Accumulated
amortization on intangible assets totaled $20,501,000 at December 31, 1998 and $22,616,000 at March 31, 1999.

6.       SEGMENT DATA

The Company has two reportable segments -- the safety segment and the optical frames and instruments segment. The safety segment includes consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The optical frames and instruments segment includes eyeglass frames and components, which are sold principally to optical laboratories, and vision screening equipment. Eyeglass frames and components are purchased by optical laboratory customers who fit complete frames with prescription lenses.

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income include amortization expense totaling $1,484,000 and $2,115,000 for the three months ended March 31, 1998 and 1999, respectively, and also include non-recurring charges totaling $5,964,000 in 1998.

                                          Optical Frames
                                Safety   and Instruments                   Reconciling  Consolidated
(in thousands)                  Segment      Segment        All Other      Adjustments      Total
                              --------- -----------------   ----------     ---------------------------
1998
Net sales..................  $  41,072      $ 8,443          $   ---        $  ---      $  49,515
Operating income (loss)....     12,920          695            (1,233)      (7,448)         4,934
Depreciation...............      1,215          303                 9          ---          1,527
Total assets (December 31).    250,172       41,938             1,660          ---        293,770
Capital expenditures.......      1,761          409               355          ---          2,525

1999
Net sales..................  $  45,924      $ 8,651          $   ---        $  ---      $  54,575
Operating income (loss)....     12,847          862            (1,508)      (2,115)        10,086
Depreciation...............      1,641          369                 8          ---          2,018
Total assets...............    254,066       42,312            35,798          ---        332,176
Capital expenditures.......      2,084          978                49          ---          3,111


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:

o   continued demand for our current product lines;
o   the success of our new product introductions;
o   the success of our acquisition strategy;
o   continued availability and favorable pricing of raw materials;
o our ability and the ability of our key vendors to successfully respond to year 2000 issues;
o   the effect of any work stoppages;
o   competitive pressures;
o   general economic conditions; and
o   regulatory matters.

We cannot assure you that we will be able to anticipate or respond in a timely fashion to changes in any of the factors listed above, which could adversely affect our operating results in one or more fiscal quarters. Our operating results in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in our operating results may also result in fluctuations in the price of our common stock.

ACQUISITIONS

Effective April 1, 1999, we acquired Perfect Fit, manufacturers and distributors of protective gloves and other related products worldwide with fiscal year 1998 combined net sales of $47.3 million. We acquired the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $16.0 million. The acquisition will be accounted for under the purchase method of accounting and, therefore, operating results of Perfect Fit will be included in our consolidated results beginning on April 1, 1999.

For the year ended December 31, 1998, our gross margin was 52.3% and our operating margin was 21.2% (excluding non-recurring acquisition-related items). Although we expect our gross, operating and net profit to increase as a result of our acquisition of Perfect Fit, we expect the acquisition of this business will dilute our 1999 margins from percentages reported in 1998. We expect the operating margin of Perfect Fit will be in a range of 10 - 12%, prior to amortization of intangible assets, which we expect to be approximately $1.1 million annually for 30 years. We have also incurred additional indebtedness in connection with our acquisition of Perfect Fit (see "Liquidity and Capital Resources") and we expect to incur approximately $2.3 million of interest expense in 1999 (based on current interest rate projections) in connection with these borrowings.

Effective February 27, 1998, we acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries, "Howard Leight"), a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness (the "Leight Acquisition").

In connection with the Leight Acquisition, a portion of the acquisition price totaling $4.7 million was allocated to the fair value of purchased in-process research and development and charged immediately to operating expenses. A portion of the acquisition price was also allocated to the fair value of acquired inventories. The increase of acquired inventories from historical cost to fair value is recorded as cost of sales when the related inventory is sold, and reduced gross profit during the first quarter of 1998 by $0.7 million. Finally, cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight in connection with the Leight Acquisition and have been included with general and administrative expenses for the quarter ended March 31, 1998. Collectively these items are referred to as the "1998 Acquisition-Related Adjustments" and totaled $6.0 million, or $3.7 million on an after-tax basis, for the quarter ended March 31, 1998. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of these acquisition-related items.

RESULTS OF OPERATIONS

The following table presents selected operating data of Bacou and such amounts as percentages of net sales for the periods indicated.

                                                        THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------
(in thousands, except percentages)                         1998             1999
                                                     ---------------------------------

Net sales ........................................   $49,515  100.0%   $54,575   100.0%
Cost of sales (1) ................................    24,699   49.9     27,688    50.7
                                                     -------  -----    -------  ------
Gross profit .....................................    24,816   50.1     26,887    49.3

Operating expenses:
  Selling ........................................     7,948   16.1      8,693    15.9
  General and administrative (2) .................     4,966   10.0      4,784     8.8
  Research and development .......................       804    1.6      1,209     2.2
  Purchased in-process research and development(3)     4,680    9.5         --     0.0
  Amortization of intangible assets ..............     1,484    3.0      2,115     3.9
                                                     -------  -----    -------  ------
Total operating expenses .........................    19,882   40.2     16,801    30.8
                                                     -------  -----    -------  ------

Operating income .................................     4,934    9.9     10,086    18.5
Other expense ....................................       796    1.6      1,550     2.9
                                                     -------  -----    -------  ------
Income before income taxes .......................     4,138    8.3      8,536    15.6
Income taxes .....................................     1,402    2.8      3,062     5.6
                                                     -------  -----    -------  ------
Net income (4) ...................................   $ 2,736    5.5    $ 5,474    10.0
                                                     =======  =====    =======  ======



(1)  1998  includes  acquisition-related   inventory  adjustment  totaling  $0.7
     million.

(2)  1998 includes acquisition-related bonuses totaling $0.6 million.

(3)  1998  includes   acquisition-related  charge  for  purchased  research  and development  totaling  $4.7  million.

(4) On an after-tax basis, 1998 acquisition-related adjustments totaled $3.7 million.

Net Sales. Our net sales increased 10.2% from $49.5 million for the three months ended March 31, 1998 to $54.6 million for the three months ended March 31, 1999. Net sales in our safety segment increased 11.8% from $41.1 million in 1998 to $45.9 million in 1999, while net sales in our optical frames and instruments segment increased 2.5% from $8.4 million in 1998 to $8.7 million in 1999. Export sales represented 13.6% of net sales in the 1998 period and 13.7% of net sales in the 1999 period.

Sales for the 1999 quarter included sales by our Howard Leight business for three full months, whereas the 1998 period only included sales for one month from this acquired business. Assuming the Howard Leight business were owned for the entire period in 1998, sales declined 4.0% from $56.9 million for the three months ended March 31, 1998 to $54.6 million for the three months ended March 31, 1999. We believe that the decline in sales resulted from softened demand in January and February of 1999, as well as changes to our promotional programs. The 1998 quarter included a promotion that featured our uvex astrospec 3000(R) safety eyewear, however in 1999, the promotion for this product line has been scheduled for the second quarter rather than the first quarter. As a result of changes in the timing of this promotional program we experienced lower sales of uvex astrospec 3000(R) eyewear from the first quarter of 1998 to the first quarter of 1999.

Cost of Sales. Our cost of sales increased 12.1% from $24.7 million for the three months ended March 31, 1998 to $27.7 million for the three months ended March 31, 1999, primarily due to inclusion of operating results of our Howard Leight business for three full months in the 1999 quarter compared with only one month in the 1998 quarter.

Gross Profit. Our gross profit increased 8.3% from $24.8 million for the three months ended March 31, 1998 to $26.9 million for the three months ended March 31, 1999. Excluding acquisition-related inventory adjustments in the 1998 period, our gross margin declined from 51.5% in 1998 to 49.3% in 1999. Our gross margin declined from 1998 to 1999 primarily as a result of lower sales volume in the astrospec 3000(R) product line. The astrospec 3000(R) is one of our more profitable product lines and, therefore, lower sales of this product during the 1999 quarter resulted in a reduction of our gross margin.

Operating Expenses. Our operating expenses declined 15.5% from $19.9 million for the three months ended March 31, 1998 to $16.8 million for the three months ended March 31, 1999. Excluding acquisition-related charges for purchased research and development and excluding acquisition-related bonuses, both associated with the Leight Acquisition, operating expenses increased 15.1% from $14.6 million for the three months ended March 31, 1998 to $16.8 million for the three months ended March 31, 1999. This increase resulted principally from inclusion of operating results of the Howard Leight business for three full months in the 1999 period, including amortization expense associated with this acquisition.

Excluding amortization expense and non-recurring items, our operating expenses were 26.9% of sales in 1999 and 26.7% of sales in 1998. Intangible amortization expense increased from $1.5 million (or 3.0% of sales) in the 1998 quarter, to $2.1 million (or 3.9% of sales) in the 1999 quarter. Increased amortization expense is a result of only including one-month of amortization expense relating to the Leight Acquisition in the first quarter of 1998, and including three full months of amortization in the first quarter of 1999.

Operating Income. Principally as a result of the 1998 Acquisition-Related Adjustments, our operating income of $10.1 million for the three months ended March 31, 1999, was 104.4% higher than the reported $4.9 million for the three months ended March 31, 1998. Excluding the 1998 Acquisition-Related Adjustments, operating income declined 7.5% from $10.9 million in the 1998 period to $10.1 million in the 1999 period, and our operating margin declined from 22.0% in 1998 to 18.5% in 1999. Our lower operating margin resulted from a lower gross margin and higher amortization expense.

Other Expense. Other expense increased 94.7% from $796,000 for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. Other expense consists principally of net interest expense totaling $844,000 in the 1998 period and $1.4 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due principally to borrowings made in connection with the Leight Acquisition which were outstanding for only one month in 1998 and three months in 1999.

Income Taxes. Our effective income tax rate was 33.9% in the 1998 period and 35.9% in the 1999 period. Excluding the 1998 Acquisition-Related Adjustments, our effective income tax rate was 36.4% in the 1998 period compared with 35.9% in the 1999 period. The adjusted effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. Principally as a result of the 1998 Acquisition-Related Adjustments, our net income of $5.5 million for the three months ended March 31, 1999, was 100.0% higher than the reported $2.7 million for the three months ended March 31, 1998. Excluding the 1998 Acquisition-Related Adjustments, our net income declined by 14.8% from $6.4 million in the 1998 period to $5.5 million in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Our  liquidity  historically  has  been  derived  from  cash  flow  provided  by operations and, periodically, from bank borrowings utilized to finance acquisitions of businesses. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. As used by Bacou, EBITDA represents operating income plus depreciation and amortization, adjusted for non-recurring items. Our EBITDA increased 2.2% from $13.9 million in the 1998 period to $14.2 million in the 1999 period. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles.

We used cash equal to $10.7 million for working capital purposes during the three months ended March 31, 1999, principally due to increases in accounts receivable, and payments of accounts payable and accrued expenses. Our trade accounts receivable increased from $27.1 million at December 31, 1998 to $32.6 million at March 31, 1999, primarily due to significant sales volume during March 1999.

Cash used in investing activities totaled $3.1 million in the 1999 period compared with $121.9 million in the 1998 period. The 1998 period included $120.0 million expended for the Leight Acquisition. Because the closing for the acquisition of Perfect Fit did not occur until April 1, 1999, the use of these proceeds will not be reported until the second quarter of 1999. Capital expenditures totaled $3.1 million in the 1999 period and $2.5 million in the 1998 period.

In connection with our acquisition of Biosystems we provided former shareholders of Biosystems put options covering 578,560 shares issued in connection with that acquisition. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16.38 per share. If the put options were exercised in full we would be required to make cash payments totaling approximately $9.5 million to repurchase these shares, and we expect that such payment would be funded by bank borrowings.

In February 1998 we entered into an agreement with Banque Nationale de Paris ("BNP") pursuant to which the bank made a term loan (the "First BNP Loan") in the principal amount of $110.0 million. The First BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years. In March 1999 we entered into an agreement with BNP pursuant to which the bank made a term loan (the "Second BNP Loan") in the principal amount of $50.0 million, for the purpose of funding the acquisition of Perfect Fit. The Second BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.6% and requires principal repayments in equal quarterly installments over seven years. We also maintain a $31.0 million revolving line of credit facility (the "Revolving Facility") with Citizens Bank of Rhode Island. The Revolving Facility is available to fund acquisitions and for other general corporate purposes, bears interest at a rate per annum equal to three-month LIBOR plus 0.7% and is due in full on May 31, 2000.

During the first quarter of 1998 we borrowed a total of $124.3 million in connection with the Leight Acquisition, including $110.0 million on the First BNP Loan and $14.3 million on the Revolving Facility. We repaid principal totaling $13.5 million and $7.4 million during the three months ended March 31, 1999 and 1998, respectively.

We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities or may issue additional common or preferred stock in order to fund potential future investments, if any, resulting from our acquisition strategy. Except for cash requirements to fund potential future acquisitions, we believe that our cash flow provided by operating activities together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

SEASONALITY

Our business has been subject to slight seasonal variations, which we have attributed to fluctuations in industrial activity and annual weather patterns. Historically, our sales from October through December have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, our business has been variable period to period due to other factors, including promotional activity undertaken by us in response to competitive pressures, market demand, production capacity, inventory levels, and other considerations.

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

We initiated a comprehensive project in June 1997 to address our year 2000 compliance. The project consists of four phases including:

     o assessment phase -- identification of areas of non-compliance (based upon a combination of our own analysis and direct communication with vendors that developed and support our software) and evaluation of risk;

     o    planning   phase  --   development   of  specific   steps  to  correct
          non-compliance, including a timetable;

     o implementation phase -- execution of steps developed during the planning phase, and

     o    testing phase -- conducting tests to validate year 2000 compliance.

The project considers both our primary information systems (software for all financial systems, network software and equipment, personal computers and related software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.).

We have substantially completed the assessment, planning and implementation phases of this project. Results of the assessment phase initially identified applications, principally at our Survivair and Uvex Safety divisions, which were not year 2000 compliant. During 1997, we initiated a project to install and implement common software at all of our business units and we signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation of this software was completed at our Survivair division on January 1, 1999, and at our Uvex Safety division on April 1, 1999. J.D. Edwards & Company has represented that this software is year 2000 compliant and that its processes used to achieve year 2000 readiness are certified by the Information Technology Association of America. We believe that implementation of this software at our Survivair and Uvex divisions has corrected our material year 2000 deficiencies, except any that may exist at Perfect Fit (see discussion below).

We have incurred costs totaling approximately $3.0 million through March 31, 1999 for implementation of the software at our Survivair and Uvex Safety business units, and we estimate the remaining costs necessary to complete full implementation to be approximately $400,000. Except for the cost of training, implementation costs have been capitalized and will be depreciated over the estimated useful life of the software. The cost of training is substantially complete and was expensed as incurred.

We have substantially completed the assessment and planning phases at Perfect Fit and expect to be fully complete with such phases by the end of the second quarter of 1999. Our assessment through May 12, 1999, has not revealed any areas of non-compliance that we believe represent a material risk to our business.

The implementation phase for other applications with embedded software is ongoing and expected to be completed by the end of the second quarter of 1999.
The cost of modifying or correcting deficiencies in these applications is immaterial.

Our business is also dependent upon the systems of third parties. With the exception of a few significant vendors, we believe that year 2000 deficiencies in these systems would not represent a material financial or business risk to us. With regard to these few vendors, we are assessing their year 2000 readiness based upon direct communication with each such vendor.

We believe that the most reasonably likely worst case result relating to year 2000 would be the failure of certain applications with embedded software, or failure of third party systems on which our systems rely. Failure of applications with embedded software could result in temporary disruption to an aspect of our operations, such as disruption in operation of certain manufacturing equipment. Failure of the information systems of a vendor could result in the temporary interruption of supply of material or services required by us. Although there can be no assurance that these failures would not have an adverse effect on our business, we believe the effect of such failure would not be material to our business. We have developed informal contingency plans relating to any such failure, which include reliance upon redundant systems, reliance upon manual systems and reliance upon alternate vendors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can result from fluctuations in interest rates, foreign currency exchange rates, commodity prices or other market exposures. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

We believe our only market risk exposure is the risk of adverse fluctuations in interest rates. At April 30, 1999, we had debt outstanding totaling $162.0 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 5.0% at April 30, 1999. We have prepared sensitivity analyses of our interest rate exposure for 1999 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 1999 rate would result in a reduction of our 1999 after-tax earnings of approximately $347,000 or $0.02 per share.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------

Exhibit 10.1            Amended and Restated Employment Agreement dated April 1,
                         1999 between Thomas J. Goeltz and Titmus Optical, Inc.
Exhibit 11              Statement Re: Computation of Per Share Earnings
Exhibit 27              Financial Data Schedule

(b) The Company filed six reports on Form 8-K during the quarterly period ended March 31, 1999, all for the purpose of disclosing the contents of Press Releases issued by the Company.

The first report, filed January 19, 1999, reported the Company's appointment of Alan H. Bennett as President of the Uvex Safety Division.

The second report, filed January 20, 1999, reported the sales of the Company for the fourth quarter and full year of 1998.

The third report, filed February 9, 1999, reported the financial results of the Company for the fourth quarter and full year 1998.

The fourth report, filed March 1, 1999, reported the election of Alfred J. Verrecchia as a member of the Board of Directors of the Company.

The  fifth  report,   filed  March  1,  1999,  reported  the  Company's  planned acquisition of Perfect Fit Glove Co., Inc.

The sixth report, filed March 16, 1999, reported cautionary statements of the Company regarding financial results for the first quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 1999




BACOU USA, INC.
(Registrant)


/s/ Philip B. Barr                                   /s/Jeffrey T. Brown
-------------------------------                      ---------------------------
    Philip B. Barr,                                     Jeffrey T. Brown
    Executive Vice President and                        Chief Accounting Officer
      Chief Financial Officer