Form 10-Q
period 1999-06-30
BACOU USA INC
filed 1999-08-13
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               05-0470688
     -------------------                                        ------------
    (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

            10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND 02917-1896
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 4, 1999 was 17,624,365.

                                 BACOU USA, INC.

                                      INDEX




PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets,
              December 31, 1998 and June 30, 1999                           3

              Consolidated Condensed Statements of Income, Three
              Months and Six Months Ended June 30, 1998 and 1999            4

              Consolidated Condensed Statements of Cash Flows,
              Six Months Ended June 30, 1998 and 1999                       5

              Notes to Consolidated Condensed Financial Statements     6 -  8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9 - 16

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk                                                         16

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders          17

Item 6.       Exhibits and Reports on Form 8-K                             18

              Signatures                                                   19

PART I. Financial Information
ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)
                                                    December 31,       June 30,
                                                       1998              1999
                                                 ---------------     -----------
                            ASSETS
Current assets:
 Cash and cash equivalents....................        $ 1,090            $ 2,202
 Trade accounts receivable, net...............         27,110             42,717
 Inventories..................................         38,246             43,013
 Other current assets.........................          1,251              3,010
 Deferred income taxes........................          2,138              1,788
                                                 ------------        -----------
  Total current assets........................         69,835             92,730
 Property and equipment, net..................         53,998             65,059
 Intangible assets, net.......................        169,937            200,820
                                                 ------------        -----------
  Total assets................................       $293,770           $358,609
                                                 ============        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt........       $ 15,714            $23,592
Accounts payable..............................          8,959              7,706
Accrued expenses..............................         12,242             16,740
Income taxes payable..........................          1,828              2,756
                                                 ------------        -----------
 Total current liabilities....................         38,743             50,794
Long-term debt................................         92,050            130,019
Deferred income taxes.........................          6,311              7,137
Other liabilities.............................          2,754              3,150
                                                 ------------        -----------
 Total liabilities............................        139,858            191,100
                                                 ============        ===========

Common stock subject to a put option..........          9,450              9,450
                                                 ============        ===========


Preferred stock, $.001 par value, 5,000,000
 shares authorized, no shares issued and
 outstanding..................................            ---                ---
Common stock, $.001 par value, 50,000,000 shares
 authorized, 17,610,465 shares in 1998 and
 17,624,365 shares in 1999 issued and
 outstanding..................................             17                 17
Additional paid-in capital....................         63,258             63,473
Retained earnings.............................         81,187             94,569
                                                 ------------        -----------
 Total stockholders' equity...................        144,462            158,059
                                                 ------------        -----------
 Total liabilities and stockholders' equity...       $293,770           $358,609
                                                 ============        ===========

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                      June 30,
                                                 ----------------------------  ----------------------------
                                                     1998           1999           1998           1999
                                                 -------------  -------------  -------------  -------------

Net sales.....................................       $ 58,864       $ 73,907       $108,379       $128,482
Cost of sales.................................         27,847         40,171         52,546         67,859
                                                 ------------   ------------   ------------   ------------
Gross profit..................................         31,017         33,736         55,833         60,623

Operating expenses:
  Selling......................................         9,462          9,989         17,410         18,682
  General and administrative..................          7,093          5,679         12,059         10,463
  Research and development....................            928          1,263          1,732          2,472
  Purchased in-process research and development           ---           ---           4,680           ---
  Amortization of intangible assets...........          2,073          2,308          3,557          4,423
                                                 ------------   ------------   ------------   ------------
Total operating expenses......................         19,556         19,239         39,438         36,040
                                                 ------------   ------------   ------------   ------------

Operating income..............................         11,461         14,497         16,395         24,583

Other expense (income):
  Interest expense............................          1,909          2,451          2,793          3,908
  Interest income.............................            (29)           (13)           (69)           (25)
  Other.......................................              9           (276)           (39)          (171)
                                                 -------------  ------------   -------------  -------------
Total other expense...........................          1,889          2,162          2,685          3,712
                                                 -------------  ------------   -------------  -------------

Income before income taxes....................          9,572         12,335         13,710         20,871
Income taxes..................................          3,473          4,427          4,875          7,489
                                                 -------------  ------------   -------------  -------------

Net income....................................        $ 6,099        $ 7,908        $ 8,835        $13,382
                                                 =============  ============   =============  =============

Earnings per share:
  Basic........................................       $ 0.35         $ 0.45         $ 0.50        $  0.76
                                                 =============  ============   =============  =============
  Diluted.....................................        $ 0.35         $ 0.45         $ 0.50        $  0.76
                                                 =============  ============   =============  =============

Weighted average shares outstanding:
  Basic........................................       17,599         17,619         17,596         17,618
                                                 =============  ============   =============  =============
  Diluted.....................................        17,731         17,646         17,688         17,716
                                                 =============  ============   =============  =============



See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                               -----------------------
                                                                                  1998          1999
                                                                               ---------      --------

Cash flows from operating activities:
  Net income .............................................................     $   8,835      $ 13,382
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization ..........................................         6,734         8,747
  Purchased in-process research and development ..........................         4,680          --
  Deferred income taxes ..................................................        (2,016)        1,176
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable ............................................        (7,944)       (9,270)
    Inventories ..........................................................        (2,092)        4,138
    Prepaid expenses and other current assets ............................          (797)          104
    Accounts payable .....................................................          (697)       (4,082)
    Accrued expenses .....................................................         5,974        (2,725)
    Income taxes .........................................................           242           929
                                                                               ---------      --------
    Net cash provided by operating activities ............................        12,919        12,399
                                                                               ---------      --------

Cash flows from investing activities:
  Capital expenditures ...................................................        (5,350)       (5,991)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired ....................................      (121,144)      (38,221)
                                                                               ---------      --------
    Net cash used in investing activities ................................      (126,494)      (44,212)
                                                                               ---------      --------

Cash flows from financing activities:
  Proceeds from long-term debt ...........................................       124,300        50,000
  Repayment of long-term debt ............................................        (9,868)      (10,378)
  Repayment of note payable, net .........................................        (1,000)       (6,912)
  Proceeds from issuance of common stock .................................           250           215
  Repurchase of common stock .............................................           (46)         --
                                                                               ---------      --------
    Net cash provided by financing activities ............................       113,636        32,925
                                                                               ---------      --------

Net increase in cash and cash equivalents ................................            61         1,112
Cash and cash equivalents at beginning of period .........................         1,277         1,090
                                                                               =========      ========
Cash and cash equivalents at end of period ...............................     $   1,338      $  2,202
                                                                               =========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ...............................     $   2,182      $  3,944
                                                                               =========      ========
  Cash paid during the period for income taxes ...........................     $   6,814      $  5,749
                                                                               =========      ========
  Fair value of stock options issued pursuant to a consulting
    agreement ............................................................     $     337      $   --
                                                                               =========      ========

See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)

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

2. ACQUISITION OF PERFECT FIT GLOVE CO., INC.

Effective April 1, 1999, the Company acquired Perfect Fit Glove Co., Inc. and certain affiliates and related assets ("Perfect Fit"), which manufacture and sell protective gloves and other related products worldwide. Perfect Fit had fiscal year 1998 combined net sales of $47.3 million. The Company acquired the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $17.5 million. The Company has agreed to pay additional contingent consideration of up to $6.0 million to the extent actual combined cash flow of the acquired business for 1999 exceeds certain specified targets.

The acquisition was financed by a $50.0 million term loan from Banque Nationale de Paris ("BNP") made in March 1999. The term loan bears interest at a per annum rate equal to three-month LIBOR plus 0.60% and provides for repayment over a seven year term.

The acquisition has been accounted for under the purchase method of accounting and, therefore, operating results of Perfect Fit have been included in the consolidated results of the Company beginning on April 1, 1999. The purchase price for Perfect Fit, including contingent consideration, has been allocated to the fair value of assets purchased and liabilities assumed as shown in the following table. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over 30 years.

(in thousands)

Working capital ............     $  6,990
Property and equipment......        9,395
Long-term debt .............       (7,770)
Goodwill ...................       35,235


3.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,150,000 at December 31, 1998 and $1,174,000 at June 30, 1999.


4.   INVENTORIES

Inventories consist of the following:

                                                                                December 31,  June 30,
(in thousands)                                                                     1998         1999
                                                                                 -------      -------

Raw material and supplies ...................................................     $16,407      $18,982
Work-in-process .............................................................       5,165        6,709
Finished goods ..............................................................      16,674       17,322
                                                                                  -------      -------
                                                                                  $38,246      $43,013
                                                                                  =======      =======


5.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $17,954,000 at December 31, 1998 and $22,293,000 at June 30, 1999. Accumulated
amortization on intangible assets totaled $20,501,000 at December 31, 1998 and $24,953,000 at June 30, 1999.


6.       SEGMENT DATA

The Company has three reportable segments -- the safety segment, the glove segment and the optical frames and instruments segment. The safety segment includes consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The Company began reporting a glove segment in connection with its April 1, 1999, acquisition of Perfect Fit. Glove segment products include cut- and abrasion-resistant gloves, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products.

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended June 30, 1998 and 1999, include amortization expense totaling $2,073,000 in 1998 and $2,308,000 in 1999, and also include non-recurring charges totaling $1,754,000 in 1998 and $590,000 in 1999. Adjustments to reconcile segment operating income to consolidated operating income for the six months ended June 30, 1998 and 1999, include amortization expense totaling $3,557,000 in 1998 and $4,423,000 in 1999, and also include non-recurring charges totaling $7,718,000 in 1998 and $590,000 in 1999.


                                                                        Optical Frames
                                                   Safety      Glove    and Instruments     All      Reconciling    Consolidated
(in thousands)                                     Segment    Segment       Segment        Other     Adjustments       Total
                                                   --------   -------   ---------------   -------    -----------    ------------
Three months ended
June 30, 1998:
Net sales ........................................$ 50,849     $  --       $ 8,015       $  --        $    --        $ 58,864
Operating income (loss) ..........................  15,755        --         1,023       (1,490)        (3,827)        11,461
Depreciation .....................................   1,345        --           302            3           --            1,650
Capital expenditures .............................   2,113        --           639           73           --            2,825

Three months ended
June 30, 1999:
Net sales ........................................$ 52,546     $12,788     $ 8,573       $  --        $    --        $ 73,907
Operating income (loss) ..........................  16,093       1,860         915       (1,473)        (2,898)        14,497
Depreciation .....................................   1,663         275         369            8           --            2,315
Capital expenditures .............................   1,647          56       1,154           23           --            2,880


                                                                       Optical Frames
                                                   Safety      Glove   and Instruments      All      Reconciling    Consolidated
(in thousands)                                     Segment    Segment     Segment          Other     Adjustments       Total
                                                   -------    -------  --------------     -------    -----------    ------------
Six months ended
June 30, 1998:
Net sales ........................................$ 91,921     $  --       $16,458       $  --        $    --        $108,379
Operating income (loss) ..........................  28,675        --         1,718       (2,723)       (11,275)        16,395
Depreciation .....................................   2,560        --           605           12           --            3,177
Total assets (December 31)........................ 250,172   .    --        41,938        1,660           --          293,770
Capital expenditures .............................   3,874        --         1,048          428           --            5,350

Six months ended
June 30, 1999:
Net sales ........................................$ 98,470     $12,788     $17,224       $  --        $    --        $128,482
Operating income (loss) ..........................  28,940       1,860       1,777       (2,981)        (5,013)        24,583
Depreciation .....................................   3,303         275         738            8           --            4,324
Total assets ..................................... 258,058      58,692      41,554          305           --          358,609
Capital expenditures .............................   3,731          56       2,132           72           --            5,991

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


ACQUISITIONS

Effective April 1, 1999, we acquired Perfect Fit, which manufactures and sells protective gloves and other related products worldwide. Perfect Fit had fiscal year 1998 combined net sales of $47.3 million. We acquired the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $17.5 million. The acquisition has been accounted for under the purchase method of accounting and, therefore, operating results of Perfect Fit have been included in our consolidated results beginning on April 1, 1999.

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

Certain non-recurring costs, principally relating to the above acquisitions, have been included in our 1998 and 1999 operating results. In connection with the Howard Leight acquisition, a portion of the acquisition price totaling $4.7 million was allocated to the fair value of purchased in-process research and development and charged to operating expenses during the first quarter of 1998. A portion of the acquisition price for each of the above acquisitions was also allocated to the fair value of acquired inventories. The increase of acquired inventories from historical cost to fair value is recorded as cost of sales when the related inventory is sold, and reduced gross profit during the first six months of 1998 and 1999 by $1.0 million and $0.6 million, respectively. Finally, cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight in connection with that acquisition and were included with general and administrative expenses during the first quarter of 1998. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of these acquisition-related items.

RESULTS OF OPERATIONS

The following table presents selected operating data of Bacou and such amounts as percentages of net sales for the periods indicated.

                                         THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------  ---------------------------------------------
(in thousands, except percentages)         1998                  1999                   1998                   1999
                                   --------------------  --------------------  ---------------------  ----------------------

Net sales........................... $58,864   100.0%     $73,907   100.0%      $108,379    100.0%       $128,482   100.0%
Cost of sales (1)...................  27,847    47.3       40,171    54.4         52,546     48.5          67,859    52.8
                                     -------   -----      -------   -----       --------    ------       --------   -----
Gross profit........................  31,017    52.7       33,736    45.6         55,833     51.5          60,623    47.2

Operating expenses:
  Selling...........................   9,462    16.1        9,989    13.5         17,410     16.1          18,682    14.6
  General and administrative (2)....   7,093    12.0        5,679     7.7         12,059     11.1          10,463     8.1
  Research and development..........     928     1.6        1,263     1.7          1,732      1.6           2,472     1.9
  Purchased in-process research
  and development (3)...............      --      --           --      --          4,680      4.3              --      --
  Amortization of intangible assets    2,073     3.5        2,308     3.1          3,557      3.3           4,423     3.5
                                     -------   -----      -------   -----       --------    -----        --------   -----
 Total operating expenses...........  19,556    33.2       19,239    26.0         39,438     36.4          36,040    28.1
                                     -------   -----      -------   -----       --------    -----        --------   -----

Operating income....................  11,461    19.5       14,497    19.6         16,395     15.1          24,583    19.1
Other expense.......................   1,889     3.2        2,162     2.9          2,685      2.5           3,712     2.9
                                     -------   -----      -------   -----       --------    -----        --------   -----
Income before income taxes..........   9,572    16.3       12,335    16.7         13,710     12.6          20,871    16.2
Income taxes........................   3,473     5.9        4,427     6.0          4,875      4.5           7,489     5.8
                                     -------   -----      -------   -----       --------    -----        --------   -----
Net income.......................... $ 6,099    10.4      $ 7,908    10.7       $  8,835      8.1        $ 13,382    10.4
                                     =======   =====      =======   =====       ========    =====        ========   =====


(1) Includes acquisition-related inventory adjustments totaling $0.3 million for the three months ended June 30, 1998, $0.6 million for the three months and six months ended June 30, 1999, and $1.0 million for the six months ended June 30, 1998.

(2) Includes non-recurring termination payments totaling $1.4 million for the three months and six months ended June 30, 1998. Also includes acquisition-related bonuses totaling $0.6 million for the six months ended June 30, 1998.

(3) Includes acquisition-related charge for purchased research and development totaling $4.7 million for the six months ended June 30, 1998.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Our net sales increased 25.6% from $58.9 million for the three months ended June 30, 1998 to $73.9 million for the three months ended June 30, 1999. Net sales in the 1999 period included sales totaling $12.8 million for our glove segment, consisting entirely of the Perfect Fit business (acquired by us on April 1, 1999), accounting for an increase of 21.7%. Net sales for our safety segment increased 3.3% from $50.8 million in 1998 to $52.5 million in 1999, while net sales for our optical frames and instruments segment increased 7.0% from $8.0 million in 1998 to $8.6 million in 1999.

Net sales for our safety segment were adversely affected by difficulties in the South American economy. Although domestic sales for our safety segment increased by 5.2%, foreign sales declined by 7.0% due principally to a 27.3% decline in sales to South America.

Cost of Sales. Our cost of sales increased 44.3% from $27.8 million for the three months ended June 30, 1998 to $40.2 million for the three months ended June 30, 1999, primarily due to inclusion of operating results of our Perfect Fit business.

Gross Profit. Our gross profit increased 8.8% from $31.0 million for the three months ended June 30, 1998 to $33.7 million for the three months ended June 30, 1999. The gross margin for our glove segment was equal to 23.6% in the second quarter of 1999, which is considerably lower than the historical combined gross margin of our other businesses. Our overall gross margin declined from 1998 to 1999 principally due to the lower gross margins attributable to the glove segment. Excluding acquisition-related inventory adjustments in both periods, our gross margin declined from 53.2% in 1998 to 46.4% in 1999.

Operating Expenses. Our operating expenses declined 1.6% from $19.6 million for the three months ended June 30, 1998 to $19.2 million for the three months ended June 30, 1999. Excluding a non-recurring charge in 1998 for termination payments due to a former officer, operating expenses increased 6.1% from $18.1 million in the 1998 period to $19.2 million in the 1999 period. This increase resulted from inclusion of operating expenses of the Perfect Fit business in the 1999 period.

Excluding amortization expense and the non-recurring charge for termination payments, our operating expenses were 22.9% of net sales in 1999 and 27.3% of net sales in 1998. Selling and administrative costs of our Perfect Fit business have historically been very low as a percentage of net sales and inclusion of this business in our 1999 operating results is the principal cause for the reduction in our overall ratio of operating expenses to net sales. In addition, we have reduced operating expenses in our other segments. Exclusive of Perfect Fit, our ratio of operating expenses to net sales declined from 27.3% in 1998 to 25.8% in 1999.

Operating Income. Our operating income increased 26.5% from $11.5 million for the three months ended June 30, 1998 to $14.5 million for the three months ended June 30, 1999. Excluding non-recurring items in both periods our operating income increased 14.2% from $13.2 million in the 1998 period to $15.1 million in the 1999 period, however, our operating margin declined from 22.4% in 1998 to 20.4% in 1999. The operating margin for our glove segment was equal to 13.0% in the second quarter of 1999, and inclusion of the operating results of this business was the principal cause for the decline in our consolidated operating margin from 1998 to 1999.

Other Expense. Other expense increased 14.5% from $1.9 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. Other expense consists principally of net interest expense totaling $1.9 million in the 1998 period and $2.4 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due to borrowings we made in connection with the acquisition of Perfect Fit, offset by a reduction in interest expense due to principal repayments from 1998 to 1999.

Income Taxes. Our effective income tax rate was 36.3% in the 1998 period and 35.9% in the 1999 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. Our net income increased 29.7% from $6.1 million for the three months ended June 30, 1998 to $7.9 million for the three months ended June 30, 1999. Excluding non-recurring items in both periods, our net income increased 14.8% from $7.2 million in the 1998 period to $8.3 million in the 1999 period.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Our net sales increased 18.5% from $108.4 million for the six months ended June 30, 1998 to $128.5 million for the six months ended June 30, 1999. The increase in net sales from 1998 to 1999 was principally due to the effect of acquired businesses. Operating results of our Perfect Fit business have been included for three months in 1999 and operating results of our Howard Leight business have been included for a full six months in 1999. The 1998 period included the Howard Leight business for four months and did not include the Perfect Fit business.

Net sales for our safety segment increased 7.1% from $91.9 million in 1998 to $98.5 million in 1999, while net sales for our optical frames and instruments segment increased 4.6% from $16.5 million in 1998 to $17.2 million in 1999. As discussed above, net sales for our safety segment have been adversely affected during 1999 as a result of difficulties in the South American economy, resulting in a decline in foreign sales for this segment.

Cost of Sales. Our cost of sales increased 29.1% from $52.5 million for the six months ended June 30, 1998 to $67.9 million for the six months ended June 30, 1999, primarily due to inclusion of operating results of acquired businesses.

Gross Profit. Our gross profit increased 8.6% from $55.8 million for the six months ended June 30, 1998 to $60.6 million for the six months ended June 30, 1999. Excluding acquisition-related inventory adjustments in both periods, our gross margin declined from 52.6% in 1998 to 47.6% in 1999. Again, our gross margin declined from 1998 to 1999 principally due to lower gross margins attributable to our newly acquired glove segment.

Operating Expenses. Our operating expenses declined 8.6% from $39.4 million for the six months ended June 30, 1998 to $36.0 million for the six months ended June 30, 1999. Excluding non-recurring items in 1998, operating expenses increased 10.1% from $32.7 million in the 1998 period to $36.0 million in the 1999 period. This increase resulted principally from inclusion of operating expenses of acquired businesses.

Excluding amortization expense and the non-recurring items, our operating expenses were 24.6% of net sales in 1999 and 27.0% of net sales in 1998. As discussed above, our ratio of operating expenses to net sales declined principally due to inclusion in 1999 of the operating results of our Perfect Fit business, which has historically had lower selling and administrative costs as a percentage of its net sales.

Operating Income. Principally as a result of non-recurring items in the 1998 period, our operating income of $24.6 million for the six months ended June 30, 1999, was 49.9% higher than our operating income of $16.4 million for the six months ended June 30, 1998. Excluding non-recurring items in both periods our operating income increased 4.4% from $24.1 million in the 1998 period to $25.2 million in the 1999 period, however, our operating margin declined from 22.2% in 1998 to 19.6% in 1999. As discussed above, inclusion of the operating results of our newly acquired glove segment during 1999 was the principal cause for the decline in our consolidated operating margin from 1998 to 1999.

Other Expense. Other expense increased 38.2% from $2.7 million for the six months ended June 30, 1998 to $3.7 million for the six months ended June 30, 1999. Other expense consists principally of net interest expense totaling $2.7 million in the 1998 period and $3.9 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due to borrowings we made in connection with the acquisition of Perfect Fit.

Income Taxes. Our effective income tax rate was 35.6% in the 1998 period and 35.9% in the 1999 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. Principally as a result of non-recurring items in the 1998 period, our net income of $13.4 million for the six months ended June 30, 1999, was 51.5% higher than our net income of $8.8 million for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. As used by Bacou, EBITDA represents operating income plus depreciation and amortization, adjusted for non-recurring items. Our EBITDA increased 10.0% from $30.8 million in the 1998 period to $33.9 million in the 1999 period. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles.

We used cash equal to $10.9 million for working capital purposes during the six months ended June 30, 1999, principally due to increases in accounts receivable. Excluding the effect of our acquisition of Perfect Fit, our trade accounts receivable increased by $9.3 million from December 31, 1998 to June 30, 1999. This increase is principally due to higher levels of sales in the second quarter compared with the fourth quarter. We expect that our working capital uses for the full year in 1999 will not be significant.

Cash used in investing activities totaled $44.2 million in the 1999 period compared with $126.5 million in the 1998 period. The 1999 period included $37.8 million expended for the acquisition of Perfect Fit and the 1998 period included $120.0 million expended for the acquisition of Howard Leight. Capital expenditures totaled $6.0 million in the 1999 period and $5.4 million in the 1998 period. In July of 1999 we purchased our manufacturing facility in Rhode Island, and adjacent land, for approximately $5.8 million. We plan to build a 44,000 square foot addition to this facility with a 6,000 square foot mezzanine area for office space, at a cost equal to approximately $3.0 million, which will be incurred primarily in 1999.

In connection with our acquisition of Biosystems we granted to former shareholders of Biosystems put options covering 578,560 shares of Bacou common stock issued in connection with that acquisition. The put options may be exercised at any time through September 30, 1999, at a price equal to approximately $16.38 per share. If the put options were exercised in full we would be required to make cash payments totaling approximately $9.5 million to repurchase these shares, and we expect that such payment would be funded by bank borrowings.

In February 1998 we entered into an agreement with BNP pursuant to which the bank made a term loan (the "First BNP Loan") in the principal amount of $110.0 million, in connection with the acquisition of Howard Leight. The First BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years. In March 1999 we entered into an agreement with BNP pursuant to which the bank made a term loan (the "Second BNP Loan") in the principal amount of $50.0 million, in connection with the acquisition of Perfect Fit. The Second BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.6% and requires principal repayments in equal quarterly installments over seven years.


We are currently negotiating and expect that during the third quarter of 1999 we will enter into a credit agreement with BankBoston, N.A. as agent for all participating banks ("BankBoston"). We expect that under this credit agreement BankBoston will establish a revolving line of credit facility with a maximum principal limit of $36.0 million (the "BankBoston Revolving Facility") and that principal outstanding under the BankBoston Revolving Facility will bear interest at our option at either a) a fixed rate equal to LIBOR (either one month, two month, three month, six month or twelve month -- at our option) plus 0.7%, or b) a floating rate equal to BankBoston's base rate as announced by BankBoston from time to time, and will be due in full two years after origination. We expect that the BankBoston Revolving Facility will be available to fund acquisitions and for other general corporate purposes, and will be used to repay all amounts then outstanding under a revolving credit facility with Citizens Bank of Rhode Island, replacing that credit facility.

We also expect that BankBoston will agree to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (the "Revenue Bonds") and that principal outstanding under the Revenue Bonds will bear interest at a fixed rate ranging from 0.7% to 0.9% above LIBOR. We intend to use proceeds from the Revenue Bonds to fund the acquisition of our Rhode Island manufacturing facility, the construction of an addition to such facility as previously discussed, and for the purchase of machinery and equipment at our Rhode Island facility for a three-year period.


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

o Implementation Phase -- Execution of steps developed during the planning phase; and

o Testing Phase -- Conducting tests to validate year 2000 compliance for these systems in which we are not relying on representations of vendors.

The project considers both our primary information systems (software for all financial systems, network software and equipment, personal computers and related software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.).

We have substantially completed the assessment, planning and implementation phases of this project. Results of the assessment phase initially identified applications, principally at our Survivair and Uvex Safety divisions, which were not year 2000 compliant. During 1997, we initiated a project to install and implement common software at all of our business units and we signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation of this software was completed at our Survivair division on January 1, 1999, and at our Uvex Safety division on April 1, 1999. J.D. Edwards & Company has represented that this software is year 2000 compliant and that its processes used to achieve year 2000 readiness are certified by the Information Technology Association of America. We believe that implementation of this software at our Survivair and Uvex divisions has corrected our material year 2000 deficiencies.

We have incurred costs totaling approximately $3.4 million through June 30, 1999 for implementation of the software at our Survivair and Uvex Safety business units, and we have no significant remaining costs to complete full implementation at those business units. Except for the cost of training, implementation costs have been capitalized and will be depreciated over the estimated useful life of the software. The cost of training is substantially complete and was expensed as incurred.

We have completed the assessment and planning phases at Perfect Fit. Our assessment has not revealed any areas of non-compliance that we believe represent a material risk to our business.

We have substantially completed the implementation phase for other applications with embedded software and do not believe we have any remaining areas of non-compliance that represent a material risk to our business. The cost of modifying or correcting deficiencies in these applications was not material.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can result from fluctuations in interest rates, foreign currency exchange rates, commodity prices or other market exposures. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

We believe our only market risk exposure is the risk of adverse fluctuations in interest rates. At June 30, 1999, we had debt outstanding totaling $153.6 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 5.0% at June 30, 1999. We have prepared sensitivity analyses of our interest rate exposure for 1999 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates would result in a reduction of our 1999 after-tax earnings of approximately $500,000 or $0.03 per share.



PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Annual Meeting of Stockholders held on May 13, 1999, the following actions were taken:

1. Election of Philippe Bacou, Walter Stepan, Christophe Bacou, Philip B. Barr, Karl F. Ericson, Howard S. Leight, Gilbert Vandeputte and Alfred J. Verrecchia as directors. The result of the vote for each nominee was as follows:

                                                        (Authority
                                                         Withheld)
                                           For           Against

Philippe Bacou                         17,468,080         2,050
Walter Stepan                          17,467,995         2,135
Christophe Bacou                       17,464,480         5,650
Philip B. Barr                         17,468,135         1,995
Karl F. Ericson                        17,468,080         2,050
Howard S. Leight                       17,467,780         2,350
Gilbert Vandeputte                     17,467,320         2,810
Alfred J. Verrecchia                   17,467,580         2,550


2. Amendment of Article Four of the Corporation's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 30,000,000 to 55,000,000 including an increase in common stock from 25,000,000 to 50,000,000. The result of the vote of Stockholders was as follows:
                                            For         Against      Abstain

                                       17,312,165       155,785       2,180

3. To ratify the selection of KPMG LLP as independent auditors to audit the Corporation's books and accounts for the fiscal year ending December 31, 1999. The result of the vote of Stockholders was as follows:

                                            For         Against      Abstain

                                       17,467,385           470       2,275


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------

Exhibit 11              Statement Re: Computation of Per Share Earnings
Exhibit 27               Financial Data Schedule

(b) The Company filed three reports on Form 8-K during the quarterly period ended June 30, 1999.

The first report, filed April 8, 1999, reported the Company's appointment of Thomas Goeltz as President of Titmus Optical, Inc.

The second report, filed April 15, 1999, reported the acquisition by the Company of Perfect Fit Glove Co., Inc. and affiliated companies.

The third report, filed April 23, 1999, reported the financial results of the Company for the quarter ended March 31, 1999, and provided an update on the acquisition of Perfect Fit Glove Co., Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1999




BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                        /s/ Jeffrey T. Brown
-------------------------------             ----------------------------
Adrien W. Hebert                            Jeffrey T. Brown
Chief Financial Officer                     Chief Accounting Officer