Form 10-Q
period 1999-09-30
BACOU USA INC
filed 1999-11-15
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 05-0470688
        -----------------------                   -------------------------
       (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)             Identification No.)

    10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND      02917-1896
    ------------------------------------------------    ----------
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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 1, 1999 was 17,629,865.

                                 BACOU USA, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                       PAGE NO.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
         December 31, 1998 and September 30, 1999                       3

         Consolidated Condensed Statements of Income, Three
         Months and Nine Months Ended September 30, 1998 and 1999       4

         Consolidated Condensed Statements of Cash Flows,
         Nine Months Ended September 30, 1998 and 1999                  5

         Notes to Consolidated Condensed Financial Statements           6 -  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9 - 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               17

         Signatures                                                     18

PART I. Financial Information
ITEM I. Financial Statements

                                             BACOU USA, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (in thousands, except share data)


                                                                                        (unaudited)
                                                                  December 31,          September 30,
                                                                      1998                  1999
                                                                 ---------------      ----------------
                            ASSETS
Current assets:
  Cash and cash equivalents.................................       $  1,090              $  4,830
  Trade accounts receivable, net............................         27,110                45,661
  Inventories...............................................         38,246                43,136
  Other current assets......................................          1,251                 2,384
  Deferred income taxes.....................................          2,138                 1,860
                                                                 ---------------       ---------------
    Total current assets....................................         69,835                97,871
  Property and equipment, net...............................         53,998                71,706
  Intangible assets, net....................................        169,937               198,365
                                                                 ---------------       ---------------
    Total assets............................................       $293,770              $367,942
                                                                 ===============       ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current installments of long-term debt...................       $ 15,714              $ 23,592
   Accounts payable.........................................          8,959                 8,691
   Accrued expenses.........................................         12,242                20,697
   Income taxes payable.....................................          1,828                 2,088
                                                                 ---------------     -----------------
    Total current liabilities...............................         38,743                55,068
Long-term debt..............................................         92,050               126,015
Deferred income taxes.......................................          6,311                 8,279
Other liabilities...........................................          2,754                 3,338
                                                                 ---------------     -----------------
    Total liabilities.......................................        139,858               192,700
                                                                 ---------------     -----------------

Common stock subject to a put option........................          9,450                   ---
                                                                 ---------------     -----------------

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding..............            ---                   ---
Common stock, $.001 par value, 50,000,000 shares
  authorized, 17,610,465 shares in 1998 and 17,629,865
  shares in 1999 issued and outstanding.....................             17                    18
Additional paid-in capital..................................         63,258                73,020
Retained earnings...........................................         81,187               102,204
                                                                 ---------------     -----------------
    Total stockholders' equity..............................        144,462               175,242
                                                                 ---------------     -----------------
    Total liabilities and stockholders' equity..............       $293,770              $367,942
                                                                 ===============     =================


See accompanying notes to consolidated condensed financial statements.

                                           BACOU USA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                        (in thousands, except per share data)
                                                     (unaudited)


                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                    ----------------------------  ----------------------------
                                                        1998           1999           1998           1999
                                                    -------------  -------------  -------------  -------------

Net sales..........................................  $ 56,899       $ 72,940       $165,278       $201,422
Cost of sales......................................    26,738         38,177         79,284        106,036
                                                    -------------  -------------  -------------  -------------
Gross profit.......................................    30,161         34,763         85,994         95,386

Operating expenses:
  Selling..........................................     9,273         10,070         26,683         28,752
  General and administrative.......................     5,420          6,263         17,479         16,726
  Research and development.........................     1,211          1,347          2,943          3,819
  Purchased in-process research and development..         ---            ---          4,680            ---
  Amortization of intangible assets................     2,104          2,570          5,661          6,993
                                                    -------------  -------------  -------------  -------------
Total operating expenses...........................    18,008         20,250         57,446         56,290
                                                    -------------  -------------  -------------  -------------

Operating income...................................    12,153         14,513         28,548         39,096

Other expense (income):
  Interest expense.................................     1,808          2,434          4,601          6,342
  Interest income..................................       (21)           (25)           (90)           (50)
  Other............................................      (120)           178           (159)            (7)
                                                    -------------  -------------  -------------  -------------
Total other expense................................     1,667          2,587          4,352          6,299
                                                    -------------  -------------  -------------  -------------

Income before income taxes.........................    10,486         11,926         24,196         32,797
Income taxes.......................................     3,811          4,291          8,686         11,780
                                                    -------------  -------------  -------------  -------------

Net income.........................................   $ 6,675        $ 7,635        $15,510        $21,017
                                                    =============  =============  =============  =============

Earnings per share:
  Basic............................................   $  0.38        $  0.43        $  0.88        $  1.19
                                                    =============  =============  =============  =============
  Diluted..........................................   $  0.38        $  0.43        $  0.88        $  1.19
                                                    =============  =============  =============  =============

Weighted average shares outstanding:
  Basic............................................    17,604         17,627         17,599         17,623
                                                   =============  =============  =============  =============
  Diluted..........................................    17,788         17,694         17,722         17,711
                                                   =============  =============  =============  =============


See accompanying notes to consolidated condensed financial statements.

                                   BACOU USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         --------------------------------
                                                                             1998              1999
                                                                         --------------    --------------
Cash flows from operating activities:
  Net income........................................................      $ 15,510           $ 21,017
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.....................................        10,427             13,190
  Purchased in-process research and development.....................         4,680                ---
  Deferred income taxes.............................................          (865)             2,246
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable........................................       (8,392)           (12,214)
    Inventories......................................................       (7,151)             4,015
    Prepaid expenses and other current assets........................        1,434               730
    Accounts payable.................................................          568             (3,097)
    Accrued expenses.................................................        6,034              1,361
    Income taxes.....................................................          273                261
                                                                         --------------    --------------
    Net cash provided by operating activities........................       22,518             27,509
                                                                         --------------    --------------

Cash flows from investing activities:
  Capital expenditures...............................................      (10,104)           (14,510)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired................................     (121,058)           (38,336)
                                                                         --------------    --------------
    Net cash used in investing activities............................     (131,162)           (52,846)
                                                                         --------------    --------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................      110,000             61,160
  Repayment of long-term debt........................................      (13,796)           (16,092)
  Advances from (repayment of) note payable, net.....................       12,100            (16,304)
  Proceeds from issuance of common stock.............................          286                313
  Repurchase of common stock.........................................          (46)               ---
                                                                         --------------    --------------
    Net cash provided by financing activities........................      108,544             29,077
                                                                         --------------    --------------

Net increase (decrease) in cash and cash equivalents.................         (100)             3,740
Cash and cash equivalents at beginning of period.....................        1,277              1,090
                                                                         --------------    --------------
Cash and cash equivalents at end of period...........................     $  1,177           $  4,830
                                                                         ==============    ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...........................     $  3,927           $  6,392
                                                                         ==============    ==============
  Cash paid during the period for income taxes.......................     $ 10,617           $  9,609
                                                                         ==============    ==============
  Fair value of stock options issued pursuant to a consulting
    agreement........................................................     $    337           $    ---
                                                                         ==============    ==============

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

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

2.   ACQUISITION OF PERFECT FIT GLOVE CO., INC.

Effective April 1, 1999, the Company purchased the assets of Perfect Fit Glove Co., Inc. and certain affiliates ("Perfect Fit"), which manufactures and sells protective gloves and other related products worldwide. Perfect Fit had fiscal year 1998 combined net sales of $47.3 million. The Company purchased the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $17.5 million. The Company has agreed to pay additional contingent consideration of up to $6.0 million to the extent actual combined cash flow of the acquired business for 1999 exceeds certain specified targets.

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

(in thousands)

Working capital.........................        $6,990
Property and equipment..................         9,395
Long-term debt..........................        (7,770)
Goodwill................................        35,235

3.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,150,000 at December 31, 1998 and $1,224,000 at September 30, 1999.


4.   INVENTORIES

Inventories consist of the following:
                                               December 31,        September 30,
(in thousands)                                    1998                 1999
                                            ---------------       --------------

Raw material and supplies...............        $16,407              $19,484
Work-in-process.........................          5,165                5,400
Finished goods..........................         16,674               18,252
                                            ---------------       --------------
                                                $38,246              $43,136
                                            ===============       ==============

5.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated  depreciation  and  amortization  on property and equipment  totaled
$17,954,000  at  December  31,  1998 and  $24,124,000  at  September  30,  1999.
Accumulated amortization on intangible assets totaled $20,501,000 at December 31, 1998 and $27,540,000 at September 30, 1999.

6.   SEGMENT DATA

The Company has three reportable segments -- the safety segment, the glove segment and the optical frames and instruments segment. The safety segment includes consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The Company began reporting a glove segment in connection with its April 1, 1999, acquisition of Perfect Fit. Glove segment products include protective gloves and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products. Information presented in the following table as "all other" includes all non-operating entities.

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended September 30, 1998 and 1999, include amortization expense totaling $2,104,000 in 1998 and $2,570,000 in 1999. Adjustments to reconcile segment operating income to consolidated operating income for the nine months ended September 30, 1998 and 1999, include amortization expense totaling $5,661,000 in 1998 and $6,993,000 in 1999, and also include non-recurring charges totaling $7,718,000 in 1998 and $590,000 in 1999.

                                                           Optical Frames
                                                                 and
                                   Safety       Glove        Instruments        All       Reconciling    Consolidated
(in thousands)                     Segment     Segment         Segment         Other      Adjustments       Total
                                 -----------  ----------   ----------------  ----------  --------------  ------------
Three months ended
September 30, 1998:
Net sales.....................     $49,520      $  ---        $ 7,379        $  ---         $   ---        $56,899
Operating income (loss).......      15,231         ---            577        (1,551)         (2,104)        12,153
Depreciation..................       1,280         ---            303             6             ---          1,589
Capital expenditures..........       4,366         ---            360            28             ---          4,754

Three months ended
September 30, 1999:
Net sales.....................     $52,351     $13,007           $ 7,582      $  ---        $   ---       $ 72,940
Operating income (loss).......      16,010       2,106               941     (1,974)         (2,570)        14,513
Depreciation..................       1,464          31               369          8             ---          1,872
Capital expenditures..........       7,782         158               308         271            ---          8,519


                                                           Optical Frames
                                                                 and
                                   Safety       Glove        Instruments        All       Reconciling    Consolidated
(in thousands)                     Segment     Segment         Segment         Other      Adjustments       Total
                                 -----------  ----------   ----------------  ----------  --------------  ------------
Nine months ended
September 30, 1998:
Net sales.....................    $141,441     $   ---          $ 23,837      $  ---        $   ---       $165,278
Operating income (loss).......      43,906         ---             2,295      (4,274)       (13,379)        28,548
Depreciation..................       3,840         ---               908          18            ---          4,766
Total assets (December 31)....     250,172         ---            41,938       1,660            ---        293,770
Capital expenditures..........       8,240         ---             1,408         456            ---         10,104

Nine months ended
September 30, 1999:
Net sales.....................    $150,821     $25,795          $ 24,806      $  ---        $   ---       $201,422
Operating income (loss).......      44,950       3,966             2,718      (4,955)        (7,583)        39,096
Depreciation..................       4,768         306             1,107          16            ---          6,197
Total assets..................     263,080      61,518            39,472       3,872            ---        367,942
Capital expenditures..........      11,513         214             2,440         343            ---         14,510

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:

o    continued demand for our current product lines;
o    the success of our new product introductions;
o the success of our acquisition strategy, including our ability to integrate new businesses and achieve expected cost savings;
o    continued availability and favorable pricing of raw materials;
o our ability and the ability of our key vendors to successfully respond to year 2000 issues;
o    the effect of any work stoppages;
o    competitive pressures;
o    general economic conditions; and
o    regulatory matters.

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

ACQUISITIONS

Effective April 1, 1999, we purchased substantially all the assets and assumed substantially all the liabilities of Perfect Fit, which manufactures and sells protective gloves and other related products worldwide. Perfect Fit had fiscal year 1998 combined net sales of $47.3 million. We acquired the assets of Perfect Fit for $37.8 million in cash plus the assumption of certain liabilities equal to approximately $17.5 million. The acquisition has been accounted for under the purchase method of accounting and, therefore, operating results of Perfect Fit have been included in our consolidated results beginning on April 1, 1999.

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

Certain non-recurring costs, principally relating to the above acquisitions, have been included in our 1998 and 1999 operating results. In connection with the Howard Leight acquisition, a portion of the acquisition price totaling $4.7 million was allocated to the fair value of purchased in-process research and development and charged to operating expenses during the first quarter of 1998. A portion of the acquisition price for each of the above acquisitions was also allocated to the fair value of acquired inventories. The increase of acquired inventories from historical cost to fair value is recorded as cost of sales when the related inventory is sold, and reduced gross profit during the first nine months of 1998 and 1999 by $1.0 million and $0.6 million, respectively. Finally, cash bonuses in the amount of $0.6 million were paid to certain senior executives of Howard Leight in connection with that acquisition and were included with general and administrative expenses during the first quarter of 1998. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of these acquisition-related items.

RESULTS OF OPERATIONS

The following table presents selected operating data of Bacou and such amounts as percentages of net sales for the periods indicated.

                                             THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------  ---------------------------------------------
                                              1998                  1999                   1998                   1999
                                        --------------------  --------------------  ---------------------  ----------------------
(in thousands, except percentages)
Net sales.............................   $56,899     100.0%   $72,940     100.0%     $165,278    100.0%     $201,422     100.0%
Cost of sales (1).....................    26,738      47.0     38,177      52.3        79,284     48.0       106,036      52.6
                                        ---------  ---------  ---------- ---------  -----------  --------  -----------  ---------
Gross profit..........................    30,161      53.0     34,763      47.7        85,994     52.0        95,386      47.4

Operating expenses:
  Selling.............................     9,273      16.3     10,070      13.8        26,683     16.1        28,752      14.3
  General and administrative (2)           5,420       9.5      6,263       8.6        17,479     10.6        16,726       8.3
  Research and development.......          1,211       2.2      1,347       1.9         2,943      1.8         3,819       1.9
  Purchased in-process research
  and development (3).................       ---       ---        ---       ---         4,680      2.8           ---       ---
  Amortization of intangible assets        2,104       3.7      2,570       3.5         5,661      3.4         6,993       3.5
                                        ---------  ---------  ---------- ---------  -----------  --------  -----------  ---------
Total operating expenses..............    18,008      31.7     20,250      27.8        57,446     34.7        56,290      28.0
                                        ---------  ---------  ---------- ---------  -----------  --------  -----------  ---------

Operating income......................    12,153      21.3     14,513      19.9        28,548     17.3        39,096      19.4
Other expense.........................     1,667       2.9      2,587       3.5         4,352      2.7         6,299       3.1
                                        ---------  ---------  ---------- ---------  -----------  --------  -----------  ---------
Income before income taxes............    10,486      18.4     11,926      16.4        24,196     14.6        32,797      16.3
Income taxes..........................     3,811       6.7      4,291       5.9         8,686      5.2        11,780       5.9
                                        ---------  ---------  ---------- ---------  -----------  --------  -----------  ---------
Net income............................   $ 6,675      11.7    $ 7,635      10.5      $ 15,510      9.4      $ 21,017     10.4
                                        =========  =========  ========== =========  ===========  ========  ===========  =========


(1) Includes acquisition-related inventory adjustments totaling $1.0 million for the nine months ended September 30, 1998, and $0.6 million for the nine months ended September 30, 1999.

(2) Includes non-recurring termination payments totaling $1.4 million, and acquisition-related bonuses totaling $0.6 million, for the nine months ended September 30, 1998.

(3) Includes acquisition-related charge for purchased research and development totaling $4.7 million for the nine months ended September 30, 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Our net sales increased 28.2% from $56.9 million for the three months ended September 30, 1998 to $72.9 million for the three months ended September 30, 1999. Net sales in the 1999 period included sales totaling $13.0 million for our glove segment, consisting entirely of the Perfect Fit business (acquired by us on April 1, 1999), accounting for an increase of 22.9%. Net sales for our safety segment increased 5.7% from $49.5 million in 1998 to $52.4 million in 1999, representing a 5.5% increase in domestic sales and an 8.5% increase in foreign sales. Net sales for our optical frames and instruments segment increased 2.8% from $7.4 million in 1998 to $7.6 million in 1999.

COST OF SALES. Our cost of sales increased 42.8% from $26.7 million for the three months ended September 30, 1998 to $38.2 million for the three months ended September 30, 1999, primarily due to inclusion of operating results of our Perfect Fit business.

GROSS PROFIT. Our gross profit increased 15.3% from $30.2 million for the three months ended September 30, 1998 to $34.8 million for the three months ended September 30, 1999. The gross margin for our glove segment is considerably lower than the historical combined gross margin of our other businesses. Our overall gross margin declined from 53.0% in 1998 to 47.7% in 1999, principally due to the lower gross margins attributable to the glove segment.

OPERATING EXPENSES. Our operating expenses increased 12.5% from $18.0 million for the three months ended September 30, 1998 to $20.3 million for the three months ended September 30, 1999. This increase resulted principally from inclusion of operating expenses of the Perfect Fit business in the 1999 period.

Excluding amortization expense, our operating expenses were 24.3% of net sales in 1999 and 28.0% of net sales in 1998. Selling and administrative costs of our Perfect Fit business have historically been low as a percentage of net sales and inclusion of this business in our 1999 operating results is the principal cause for the reduction in our overall ratio of operating expenses to net sales. In addition, we have reduced operating expenses in our other segments. Exclusive of Perfect Fit, our ratio of operating expenses to net sales declined from 28.0% in 1998 to 26.8% in 1999.

OPERATING INCOME. Our operating income increased 19.4% from $12.2 million for the three months ended September 30, 1998 to $14.5 million for the three months ended September 30, 1999. The operating margin for our glove segment was equal to 16.2% in the third quarter of 1999, and inclusion of the operating results of this business was the principal cause for a decline in our consolidated operating margin from 21.3% in 1998 to 19.9% in 1999.

OTHER EXPENSE. Other expense increased 55.2% from $1.7 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Other expense consists principally of net interest expense totaling $1.8 million in the 1998 period and $2.4 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due principally to borrowings we made in connection with our acquisition of Perfect Fit.

Income Taxes. Our effective income tax rate was 36.3% in the 1998 period and 36.0% in the 1999 period. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

NET INCOME. Our net income increased 14.4% from $6.7 million for the three months ended September 30, 1998 to $7.6 million for the three months ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Our net sales increased 21.9% from $165.3 million for the nine months ended September 30, 1998 to $201.4 million for the nine months ended September 30, 1999. The increase in net sales from 1998 to 1999 was principally due to the effect of acquired businesses. Operating results of our Perfect Fit business have been included for six months in 1999 and operating results of our Howard Leight business have been included for a full nine months in 1999. The 1998 period included the Howard Leight business for seven months and did not include the Perfect Fit business.

Net sales for our safety segment increased 6.6% from $141.4 million in 1998 to $150.8 million in 1999, while net sales for our optical frames and instruments segment increased 4.1% from $23.8 million in 1998 to $24.8 million in 1999. Net sales for our safety segment have been adversely affected during 1999 as a result of difficulties in the South American economy, resulting in a decline in foreign sales for this segment. Our sales to customers located in South American countries during the nine months ended September 30, 1999, were 26.0% lower than the comparable period in 1998.

COST OF SALES. Our cost of sales increased 33.7% from $79.3 million for the nine months ended September 30, 1998 to $106.0 million for the nine months ended September 30, 1999, primarily due to inclusion of operating results of acquired businesses.

GROSS PROFIT. Our gross profit increased 10.9% from $86.0 million for the nine months ended September 30, 1998 to $95.4 million for the nine months ended September 30, 1999. Excluding acquisition-related inventory adjustments in both periods, our gross margin declined from 52.6% in 1998 to 47.6% in 1999, principally due to lower gross margins attributable to our newly acquired glove segment.

OPERATING EXPENSES. Our operating expenses declined 2.0% from $57.4 million for the nine months ended September 30, 1998 to $56.3 million for the nine months ended September 30, 1999. Excluding non-recurring items in 1998, operating expenses increased 10.9% from $50.7 million in the 1998 period to $56.3 million in the 1999 period. This increase resulted principally from inclusion of operating expenses of acquired businesses.

Excluding amortization expense and non-recurring items, our operating expenses were 24.5% of net sales in 1999 and 27.3% of net sales in 1998. As discussed above, our ratio of operating expenses to net sales declined principally due to inclusion in 1999 of the operating results of our Perfect Fit business, which has historically had lower selling and administrative costs as a percentage of its net sales.

OPERATING INCOME. Principally as a result of non-recurring items in the 1998 period, our operating income of $39.1 million for the nine months ended September 30, 1999, was 36.9% higher than our operating income of $28.5 million for the nine months ended September 30, 1998. Excluding non-recurring items in both periods, our operating income increased 9.4% from $36.3 million in the 1998 period to $39.7 million in the 1999 period, while our operating margin declined from 21.9% in 1998 to 19.7% in 1999. As discussed above, inclusion of the operating results of our newly acquired glove segment during 1999 was the principal cause for the decline in our consolidated operating margin from 1998 to 1999.

OTHER EXPENSE. Other expense increased 44.7% from $4.4 million for the nine months ended September 30, 1998 to $6.3 million for the nine months ended September 30, 1999. Other expense consists principally of net interest expense totaling $4.5 million in the 1998 period and $6.3 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due to additional borrowings we made in connection with our recent acquisitions.

INCOME TAXES. Our effective income tax rate was 35.9% in both the 1998 and 1999 periods. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

NET INCOME. Principally as a result of non-recurring items in the 1998 period, our net income of $21.0 million for the nine months ended September 30, 1999, was 35.5% higher than our net income of $15.5 million for the nine months ended September 30, 1998. Excluding non-recurring items in both periods, our net income increased 5.3% from $20.3 million in the 1998 period to $21.4 million in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. As used by Bacou, EBITDA represents operating income plus depreciation and amortization, adjusted for non-recurring items. Our EBITDA increased 13.2% from $46.7 million for the nine months ended September 30, 1998 to $52.9 million for the nine months ended September 30, 1999. EBITDA should not be considered in isolation or as a substitute for net earnings or net cash provided by operating, investing or financing activities, each prepared in accordance with generally accepted accounting principles.

Our working capital increased $11.7 million from $31.1 million at December 31, 1998, to $42.8 million at September 30, 1999, primarily due to increases in trade receivables. Trade receivables increased by $6.3 million as a result of the acquisition of Perfect Fit Glove, and also increased due to higher sales volume and the effect of eliminating early-pay discounts at our Howard Leight division.

Cash used in investing activities totaled $52.8 million for the nine months ended September 30, 1999, compared with $131.2 million for the nine months ended September 30, 1998. The 1999 period included $37.8 million expended for the acquisition of Perfect Fit and included $14.5 million for capital expenditures. The 1998 period included $120.0 million expended for the acquisition of Howard Leight and included $10.1 million for capital expenditures.

In July 1999 purchased our manufacturing facility in Rhode Island, and adjacent land, for approximately $5.8 million. We plan to build a 44,000 square foot addition to this facility with a 6,000 square foot mezzanine area for office space, at a cost equal to approximately $3.0 million, and expect the addition to be completed by the second quarter of 2000.

In connection with our acquisition of Perfect Fit, we agreed to pay additional contingent consideration of up to $6.0 million to the extent actual combined cash flow of the acquired business for 1999 exceeds certain specified targets. We anticipate that we will be obligated to pay the full amount of this contingent consideration and that such amount will be paid in the first quarter of 2000. In connection with our acquisition of Biosystems we granted to former shareholders of Biosystems put options covering 578,560 shares of Bacou common stock issued in connection with that acquisition. By their terms, all options had an expiration date of September 30, 1999. None of the put options were exercised and thus all such options expired at the close of business on September 30, 1999.

In February 1998 we entered into a credit agreement with BNP pursuant to which the bank made a term loan (the "First BNP Loan") to Bacou USA in the principal amount of $110.0 million, in connection with our acquisition of Howard Leight. The First BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.50% and requires principal repayments in equal quarterly installments over seven years.

In March 1999 we entered into a second credit agreement with BNP pursuant to which the bank made a term loan (the "Second BNP Loan") to Bacou USA in the principal amount of $50.0 million, in connection with our acquisition of Perfect Fit. The Second BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.60% and requires principal repayments in equal quarterly installments over seven years.

On August 24, 1999, we entered into a credit agreement with BankBoston, N.A. as agent for participating banks ("BankBoston"). Under this credit agreement BankBoston established a revolving line of credit facility with a maximum principal limit of $36.0 million (the "BankBoston Revolving Facility"). Principal outstanding under the BankBoston Revolving Facility will bear interest at our option at either a) a fixed rate equal to LIBOR plus 0.70%, or b) a floating rate equal to BankBoston's base rate. According to its terms, the facility is scheduled for repayment on August 24, 2001.

BankBoston has also agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (the "RIIFC Revenue Bonds") and in August 1999, we received proceeds totaling $11.2 million. Principal outstanding under the RIIFC Revenue Bonds bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95% during its term. Proceeds from the RIIFC Revenue Bonds are being used to fund the acquisition of our Rhode Island manufacturing facility, the construction of an addition to such facility as previously discussed, and for the purchase of machinery and equipment at our Rhode Island facility over a three-year period. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with the closing of the BankBoston credit agreement we repaid all amounts outstanding, totaling $8.9 million, under a revolving credit facility with Citizens Bank of Rhode Island and terminated that facility.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, equal to approximately 3.4% during 1999. Sinking Fund installments are due on June 1 of each year of its term through 2005. Principal equal to $735,000 was repaid on June 1, 1999.

We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities or may issue additional common or preferred stock in order to fund potential future investments, if any, resulting from our acquisition strategy. Except for cash requirements to fund potential future acquisitions, we believe that cash flow provided by our operations together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

SEASONALITY

Our business has been subject to slight seasonal variations, which we have attributed to fluctuations in industrial activity and annual weather patterns. Historically, our sales from October through December have been somewhat lower than in other periods because of anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, our business has been variable period to period because of other factors, including promotional activity undertaken by us in response to competitive pressures, market demand, production capacity, inventory levels and other considerations.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results during or before the year 2000.

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

     o implementation phase -- execution of steps developed during the planning phase; and

     o testing phase -- conducting tests to validate year 2000 compliance for systems in which we are not relying on representations of vendors.

The project considers both our primary information systems (software for all financial systems, network software and equipment, personal computers and related software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.)

We have completed the assessment and planning phases of this project. We have also completed the implementation phase for all material areas of non-compliance identified during the assessment and planning phases. The testing phase is substantially complete, however, testing is expected to continue through the remainder of 1999.

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

We have incurred costs totaling approximately $3.5 million through September 30, 1999 for implementation of the software at our Survivair and Uvex Safety business units, and we have no significant remaining costs to complete full implementation. Except for the cost of training, implementation costs have been capitalized and will be depreciated over the estimated useful life of the software. Training is complete and the related cost was expensed as incurred.

Our business may also be dependent upon the systems of critical third-party vendors, and we have continued to monitor their Year 2000 readiness. Based on information we have received from these vendors, we believe that any Year 2000 deficiencies in their systems would not represent a material financial or business risk to us.

We believe that the most reasonably likely worst case result relating to year 2000 would be the failure of certain applications with embedded software, or failure of third party systems on which our systems rely. Failure of applications with embedded software could result in temporary disruption to an aspect of our operations, such as disruption in the operation of certain manufacturing equipment. Failure of the information systems of a vendor could result in the temporary interruption of supply of material or services required by us. Although there can be no assurance that these failures would not adversely affect our business, we believe the effect of such failure would not be material. We have developed informal contingency plans relating to any such failure, which include reliance upon redundant systems, reliance upon manual systems and reliance upon alternate vendors.


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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At September 30, 1999, we had debt outstanding totaling $149.6 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 5.4% at September 30, 1999.

A 10% adverse change in the prevailing interest rates during 1999 would have resulted in a reduction of our nine-month 1999 after-tax earnings of approximately $380,000 or $0.02 per share. We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from the September 30, 1999, interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $500,000 or $0.03 per share.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------


Exhibit 4.1 Credit Agreement dated as of August 24, 1999, among Bacou USA, Inc., Uvex Safety Manufacturing, Inc., BankBoston, N.A. and KeyBank N.A.

Exhibit 4.2 Bond Purchase Agreement dated as of August 24, 1999, among Bacou USA, Inc., Uvex Safety Manufacturing, Inc., BankBoston, N.A., KeyBank N.A. and Rhode Island Industrial Facilities Corporation

Exhibit 11          Statement Re: Computation of Per Share Earnings

Exhibit 27          Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1999




BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                        /s/ Jeffrey T. Brown
-------------------------------------       ------------------------------------
Adrien W. Hebert                            Jeffrey T. Brown
Chief Financial Officer                     Chief Accounting Officer