Form 10-K405
period 1999-12-31
BACOU USA INC
filed 2000-03-21
CIK 1006027

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-28040

BACOU USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0470688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Thurber Boulevard, Smithfield, RI	02917-1896
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (401) 233-0333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed on the basis of $15  1/4 per share (the closing price of such stock on March 20, 2000 on The New York Stock Exchange): $76,513,291.

      As of March 20, 2000, there were 17,629,865 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2000) is incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General

      Bacou USA, Inc. (“Bacou”, “we”, “our” or “us”) designs, manufactures and sells safety products that protect the sight, hearing, hands and respiratory systems of workers against occupational hazards, as well as related instrumentation including gas monitors and test equipment for self-contained breathing apparatus. We sell safety products that are marketed under the brand names Biosystems™, Howard Leight®, Lase-R Shield™, Perfect Fit™, Pro-Tech®, Survivair® and uvex®, principally to industrial safety and fire service distributors. We also design, manufacture and sell optical products under the Titmus® brand name, including eyeglass frames and components which we sell principally to optical laboratories, and vision screening equipment.

Segment Information

      We have three reportable segments — the safety segment, the glove segment and the optical frames and instruments segment. The safety segment includes consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which we sell principally to industrial safety distributors and, to a lesser extent, fire safety distributors. We began reporting a glove segment in connection with our April 1, 1999, acquisition of Perfect Fit Glove Co., Inc. Glove segment products include cut- and abrasion-resistant gloves, which we sell principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. We sell eyeglass frames and components principally to optical laboratory customers who fit frames with prescription lenses to create completed eyewear products.

      You can find financial information about each of our segments and sales in geographical areas in Note 10 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Products — Safety Segment

  Protective Eyewear

      We sell uvex® brand non-prescription protective eyewear in a wide variety of styles of spectacles and goggles. All Uvex products have polycarbonate lenses that provide an impact resistant barrier. The lenses are protected by proprietary coatings, which provide superior resistance to scratches and fogging. We also sell application specific protective eyewear, including laser protective eyewear under the uvex®, LaserVision™ and Lase-R Shield™ brands.

  Hearing Protection

      We sell a full range of Howard Leight® brand hearing protection products that reduce the risk of long-term hearing loss from exposure to excessive noise levels. These products include disposable and reusable ear plugs, corded ear plugs, banded ear plugs and ear muffs. Additionally, we sell Howard Leight® brand ear plug dispensers for easy distribution of hearing protection to workers.

  Air Purifying Respirators and Supplied Air Respirators

      We sell a complete line of reusable half mask and full-face mask air purifying respirators under the Survivair® and Pro-Tech® brand names, as well as hazard specific cartridges and filters for removing various contaminants from the air. We also sell Survivair® brand self-contained breathing apparatus for industrial and fire protection applications, as well as air line respirators. Supplied air respirators provide an independent source of breathable air for workers in atmospheres immediately dangerous to their life or health.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

      We sell Biosystems™ brand gas monitors and detectors, which sense and report the levels of certain gases in the atmosphere of a work site and identify hazardous conditions. We also sell PosiChek™ brand test-

benches, which are computer controlled, automatic test-systems used to dynamically evaluate the proper performance of self-contained breathing apparatus.

Products — Glove Segment

      We sell Perfect Fit™ brand cut- and abrasion-resistant gloves, which products are sold primarily to industrial safety distributors.

Products — Optical Frames and Instruments Segment

      We sell Titmus® brand metal and plastic eyeglass frames and components for prescription protective eyewear. These products accommodate corrective lenses and, when completed with lenses, meet the standards for protective eyewear. We sell Titmus® brand occupational vision screening equipment, used to determine whether an eye exam should be administered for prescribing corrective lenses.

Backlog

      We had a total backlog of approximately $10.3 million at December 31, 1999 and $6.6 million at December 31, 1998.

Marketing, Sales and Distribution

      We sell our safety products principally through industrial safety distributors. Additional channels of distribution differ by product line. Laser protective eyewear products are sold in markets serving medicine, industry, research laboratories and universities, and worldwide by laser manufacturers as accessories with their products. Fire service distributors sell Survivair® brand self-contained breathing apparatus and Biosystems™ brand gas detectors and test equipment for self-contained breathing apparatus. We market uvex®, Howard Leight® and Pro-Tech® brand products in the do-it-yourself retail markets for home safety products. We also sell Howard Leight® brand products in the sport shooting and law enforcement markets. Optical laboratories and optical retailers are the main channels for distribution of Titmus® brand eyeglass frames and components for prescription protective eyewear. We market all of our products internationally, with uvex® brand products contractually limited to distribution in North, South and Central America. The sale of our products to purchasers in France is restricted under a corporate opportunities agreement with Bacou S.A., the principal stockholder of Bacou USA, Inc.

Manufacturing Operations

  Protective Eyewear

      We use a highly automated injection molding process to manufacture the frames and lenses of our uvex® brand non-prescription protective eyewear. We mold frame components in nylon, propionate and polyvinylchloride, and we mold our lenses from polycarbonate resin pellets. We operate a highly automated, integrated assembly and packaging system for our astrospec® products and other high-volume products.

  Disposable and Reusable Ear Plugs and Ear Muffs

      We manufacture our earplug products using proprietary, high volume automated machinery and equipment which mold polyurethane foam and polyvinylchloride into earplugs. We use injection molding to produce head bands for banded earplug products and ear muff bodies. We assemble all such products, except for two product lines of completed ear muffs, for which we contract with outside vendors.

  Air Purifying Respirators and Supplied Air Respirators

      We manufacture respirator bodies, cartridge and filter bodies, and certain other parts using injection and compression molding techniques. We produce most of our metal regulator parts using computer assisted machining operations. We assemble finished respirators using these manufactured parts and components manufactured by outside vendors. Cartridges and filters for air purifying respirators are filled using high-speed, automated folding, filling and sealing machines.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

      We assemble our gas detection products and test equipment for self-contained breathing apparatus using component parts manufactured by outside vendors. Component parts are requisitioned using a just-in-time approach, and material tracking is based on a work-in-process inventory management system and electronically initiated inventory replenishment. We utilize work cells for assembly of these products.

  Cut- and Abrasion-Resistant Gloves and Sleeves

      We manufacture four types of seamless knit gloves and woven cloth material at our SCHAS facility where knitting machines produce glove shells to meet order specifications. The finishing department sews a hem at the bottom of the wrist portion of each glove to prevent unraveling. We then transport these gloves to Perfect Fit where our coating operations provide enhancements to the gloves by applying an oil-based plastisol liquid to the gloves. This process includes an automated printing and drying procedure based on the plastisol type and yarn material being used. The Perfect Fit sewing department also produces cotton and Kevlar® tubular sleeves that individual users wear on their arms to help prevent cuts, burns and abrasions.

  Eyeglass Frames and Components and Vision Screening Equipment

      We manufacture certain Titmus® brand eyeglass frames and components for prescription protective eyewear in both metal and plastic at our Titmus Optical, Inc. (“Titmus”) facility. Metal products are made from wire in a process that includes cutting, bending, shaping, soldering, plating and colorizing. A computer controlled milling operation produces plastic products. We assemble vision screeners using component parts manufactured by outside vendors.

Raw Materials

      Although we rely primarily on single sources for the supply of several raw materials, all of our raw materials are currently readily available. We currently satisfy substantially all of our requirements for (i) polycarbonate resin (the primary raw material used in the production of non-prescription optical lenses), (ii) polyurethane pre-polymer (the primary raw material for production of foam hearing protection products) and (iii) certain sensors (the primary component of gas detection equipment) through single sources of supply. The loss of any single source for supply of raw materials, any disruption in such source’s business or its failure to meet our needs on a timely basis could cause shortages in raw materials and could have a material adverse effect on our business, financial condition or results of operations. Although we have plans in place to deal with such contingencies, there can be no assurance that such precautions will be adequate or that alternative sources of supply can be located or developed in a timely manner.

Principal Customers

      We had no individual customers that accounted for 10% or more of consolidated net sales in 1997, 1998 or 1999. However, the loss of any of our principal customers could have a material adverse effect on our operations and financial condition.

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

      The Uvex astrospec® family of eyewear products has enjoyed significant success resulting in many competitive copies produced overseas, imported to the United States and sold at lower prices than comparable uvex® brand products. Although we have taken steps to introduce new, lower-priced products to compete in that market segment, copies of our astrospec products may continue to enjoy success in the marketplace against the astrospec family of eyewear products. We have taken steps to institute action against infringers of our patent rights.

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

      We have the right to use the trademark uvex® in connection with protective eyewear and other safety products in all countries in North, Central and South America. Uvex Sports GmbH & Co. KG and Uvex Arbeitsschutz GmbH (together with their affiliates, “Uvex Germany”) have the right to use the uvex® name in connection with sports products throughout the world and personal protective equipment products in countries outside of North, Central and South America. Pursuant to our agreement with Uvex Germany, we may sell personal protective equipment under the uvex® brand name only in North, Central and South America. The agreement also prohibits us from selling sports products, such as sunglasses or protective eyewear for sport activities, under the uvex® brand name regardless of geographic area.

      We also own a number of other patents and trademarks as a result of the acquisitions of Uvex, Titmus, Survivair, Lase-R Shield, Biosystems, Howard Leight and Perfect Fit. The Survivair® name is registered in the United States, Canada and Mexico and thirteen other countries in Europe and South America. The Biosystems PosiChek™ product has received patent protection in the United States. The “Leight” name and numerous other product names associated with Howard Leight are registered in the United States. Our Titmus subsidiary owns numerous trademarks under the Titmus® name for many of its products in the United States and throughout the world. Perfect Fit is licensed by DuPont to use the Kevlar® name on, and to utilize yarn made from Kevlar® fiber in, its products.

      We also rely upon unpatented trade secrets for the protection of certain intellectual property rights. We protect our trade secrets by requiring certain of our employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with us. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of their relationship with us is to be kept confidential and not disclosed to third parties except in certain specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. In addition, we can offer no assurance that others will not independently develop substantially equivalent proprietary information and technologies, otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to unpatented trade secrets. Further, we can offer no assurance that infringement or invalidity claims will not be asserted against us in the future. The costs of defending such claims, or an unfavorable determination with respect to litigation based on such claims, could have a material adverse effect on our business and financial condition.

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

Employees

      At December 31, 1999, we employed 2,111 people on a full-time basis. Approximately 170 employees comprise a bargaining unit represented by the United Steelworkers of America (AFL-CIO-CLC) at our Titmus facility under a contract which expires on September 13, 2000. We consider the relationship with our employees to be good and we have not experienced any work stoppages.

Government Regulation and Industrial Standards

      Government regulation mandating the use of personal protective equipment for certain job classifications and work site environments is the most significant factor in the creation and continuation of demand for personal protective equipment in the United States. The Occupational Safety and Health Administration (“OSHA”) generally regulates the workplace environments in the United States in which personal protective equipment must be worn and specifies the standards which such equipment must meet. Other United States governmental agencies further regulate the use of personal protective equipment and issue standards concerning the design and functionality of such equipment. We believe we are in compliance in all material respects with the regulations and standards of these agencies.

      Certain regulatory agencies in the United States and Canada each mandate that our products meet performance standards established by private groups, such as the American National Standards Institute (“ANSI”) and the Canadian Standards Association (“CSA”), respectively. Our eyewear products are subject to the latest series of applicable standards, which currently include ANSI Standard Z87.1-1989 and CSA Z94.3-1992. These standards require that protective eyewear be tested for optical performance, penetration, high velocity impact, high mass impact and other integral product performance features. We maintain and operate on-site testing labs at our Smithfield, Rhode Island and Petersburg, Virginia facilities that are equipped to perform necessary tests. Our hearing protection products are subject to ANSI Industrial Standard S3.19-1974, which incorporates by reference S12.6-1997. Our Howard Leight facility in San Diego, California includes a certified audiometric testing lab which exceeds standards and procedures outlined by regulatory requirements and the Audiology Society of America. We test Perfect Fit™ brand gloves at certified independent labs in order to meet standardization class ratings for tear, puncture, heat and cut resistance by the European Community.

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

Executive Officers of Bacou

      The names, positions, ages and business experiences during the past five years of the executive officers of Bacou and its principal subsidiaries or divisions, as of March 20, 2000, are set forth below:

Name	Position with the Company	Age

Walter Stepan	Co-Chairman, President and Chief Executive Officer (“CEO”) through December 31, 1999; Co-Chairman since January 1, 2000; Chairman of Bacou USA Safety, Inc. (“Bacou Safety”), Perfect Fit Glove Co., LLC (“Perfect Fit”) and Titmus	61

Philip B. Barr	Executive Vice President and Chief Operating Officer (“COO”) through December 31, 1999; President and CEO since January 1, 2000; Vice Chairman of Bacou Safety, Vice Chairman and CEO of Perfect Fit and Titmus, Chairman and CEO of SCHAS Industries, LLC (“SCHAS”), Chairman of Uvex Safety Manufacturing, Inc. (“USM”)	47

Luis Alvarez	Vice President and General Manager of Howard Leight Industries division of Bacou Safety	39

Harvey I. Aronoff	Vice President-Manufacturing of Bacou Safety	57

John J. Bell	President of Survivair division of Bacou Safety	54

Alan H. Bennett	Chief Operating Officer; President and CEO of Bacou Safety and USM; COO of Perfect Fit, SCHAS and Titmus	57

Jeffrey T. Brown	Vice President-Financial Reporting, Chief Accounting Officer, Treasurer and Assistant Secretary	40

John F. Burt, Jr	President of Biosystems division of Bacou Safety	57

Thomas J. Goeltz	President of Titmus	56

Adrien W. Hebert	Vice President-Finance and Chief Financial Officer	49

Joseph P. Hoerner	President of Perfect Fit, Executive Vice President of SCHAS	45

Barry J. Kadets	Vice President-Information Systems and Chief Information Officer	57

Winfield W. Major	General Counsel, Secretary and Assistant Treasurer	52

Harry D. Neff, II	Senior Vice President-Sales of Bacou Safety (with responsibility for Uvex Safety and Howard Leight Industries sales force)	53

Frank A. Stucke	President of SCHAS, Executive Vice President of Perfect Fit	44

Steven P. Tolisano	Vice President-Corporate Compliance	50

      Officers are elected annually by the Board of Directors of the respective entity and serve at the discretion of each such Board.

      Mr. Stepan has been Co-Chairman since May 1999. He served as Vice Chairman from July 1995 to May 1999 and as President and CEO from July 1995 to December 1999. Mr. Stepan served as President and CEO of Uvex Safety, Inc. and its predecessors from 1988 until December 1997 when Uvex Safety was merged into Bacou Safety, of which Mr. Stepan became Chairman, President and CEO from January 1998 until December 1999 and remains as Chairman. He was Chairman of Uvex Safety Manufacturing, Inc. (“USM”) from January 1998 through December 1999. Mr. Stepan has been Chairman of Titmus since September 1995, Chairman of Perfect Fit since April 1999 and was Chairman of SCHAS from April 1999 until December 1999. Mr. Stepan is also a Director of Bacou S.A., Bacou Far East Ltd., Uvex Winter Optical, Inc. and Uvex Sports, Inc. Uvex Winter Optical, Inc. and Uvex Sports, Inc. are affiliates of Uvex Germany. He is a

Director of Uvex Safety Australia Pty Ltd. and Uvex (UK) Limited, joint ventures among Uvex Germany, Bacou International B.V. (an affiliate of Bacou S.A.) and Bacou USA.

      Mr. Barr has been President and CEO of Bacou since January 2000. He served as Executive Vice President from October 1996 until December 1999 and as COO from February 1999 through December 1999. He was Vice President of Bacou from August 1995 until October 1996 and served as Chief Financial Officer and Secretary of Bacou from August 1995 until May 1999, and as Treasurer of Bacou from August 1995 until June 1998. He has served as Vice Chairman of Bacou Safety since December 1997. He has been Vice Chairman of Titmus since 1995 and is currently Vice Chairman and CEO. He served as Vice Chairman of USM from December 1997 until December 1999 and is currently Chairman. He served as Vice Chairman of Perfect Fit since April 1999 and was Vice Chairman of SCHAS from April 1999 through December 1999. He currently serves as CEO of Perfect Fit and Chairman and CEO of SCHAS. From 1985 to 1995, Mr. Barr was a Partner of Edwards & Angell, LLP, our primary outside counsel.

      Mr. Alvarez has served as Vice President and General Manager of the Howard Leight Industries division since January 24, 2000. Prior to that time, he served as Director of Operations/ Manufacturing for McGladrey & Pullen, LLP, a manufacturing consultant group, from April 1997 to January 2000 and as General Manager of Day Runner Inc., a manufacturing company from October 1994 to March 1997.

      Mr. Aronoff has served as Vice President - Manufacturing of Bacou Safety since January 1, 2000. Prior to that time, he was President and CEO of HIA & Associates, Inc., a management consulting and industrial engineering firm, from 1983 to December 1999, in which capacity he performed manufacturing consulting work for Bacou.

      Mr. Bell has been President of the Survivair division of Bacou and its predecessors since 1992. He has served as Executive Vice President of Bacou Safety from May, 1998.

      Mr. Bennett has been COO of Bacou since January 2000. He was Executive Vice President of Bacou Safety from February 1999 to December 1999 and has served as President and CEO since January 2000. Prior to his employment with Bacou, he was a business consultant from 1995 to 1998 and served as President of Safety Supply America division of Figgie International from 1989 to 1994.

      Mr. Brown has been Vice President - Financial Reporting and Assistant Secretary since May 1999. He served as Director of Corporate Reporting and Treasurer from May 1998 until May 1999 and has been Treasurer since May 1998. He served as Corporate Controller from August 1995 until May 1998 and has been Chief Accounting Officer of Bacou since August 1995. Prior to joining Bacou, Mr. Brown was a Senior Manager of KPMG LLP, our independent accountants, where he was employed from June 1982 to August 1995.

      Mr. Burt founded Biosystems in 1981 and served as President of that company and its successor, the Biosystems division of Bacou Safety, since that date. He has served as Executive Vice President of Bacou Safety from May 1998.

      Mr. Goeltz has served as President of Titmus since April, 1999. He served as Senior Vice President-Sales of Titmus from January 1997 until April 1999 and as Vice President - Sales & Marketing from January 1993 until January 1997.

      Mr. Hebert has served as Vice President - Finance and Chief Financial Officer since May 1999. He served as Vice President - Finance and Corporate Controller from May 1998 until May 1999. He was Manager of Corporate Development of Bacou from April 1997 to May 1998 and was a Financial Consultant to Bacou from November 1996 until April 1997. Prior to joining Bacou, Mr. Hebert was Vice President and Chief Financial Officer of Encon Systems, Inc. from June 1991 until February 1996.

      Mr. Hoerner has served as President of Perfect Fit and its predecessors since November 1983 and as Executive Vice President of SCHAS and its predecessors since October 1997.

      Mr. Kadets has served as Vice President - Information Systems since March 2000 and as Chief Information Officer since May 1997. Prior to joining Bacou, he served as Chief Information Officer of Encore Computer, Inc. from January 1990 through February 1997.

      Mr. Major has served as General Counsel since June 1998 and as Secretary and Assistant Treasurer since May 1999. From 1994 to 1998 he was Counsel to the law firm of Edwards & Angell, LLP, our primary outside counsel.

      Mr. Neff has been Senior Vice President-Sales for Bacou Safety since January 1998. He served as Senior Vice President - Sales of Uvex Safety since 1997, and Vice President - Sales from 1992 until 1997.

      Mr. Stucke has served as President of SCHAS and its predecessors since October, 1997 and as Executive Vice President of Perfect Fit and its predecessors since November, 1983.

      Mr. Tolisano has served as Vice President - Corporate Compliance since May 1999. He served as Vice President of Uvex Safety, Inc. from October 1994 to December 1997 when Uvex Safety was merged into Bacou Safety. He served as VP Finance of the Uvex Safety division of Bacou Safety from January 1998 until April 1999.

Item 2.  Description of Properties

      The following table sets forth the location of the facilities that Bacou owns or leases, the square footage and the principal function of each such facility. All facilities are used for the safety segment other than the Petersburg, Virginia facility, which is used for the optical frames and instruments segment and the Cheektowaga, New York and Wilkesboro, North Carolina facilities, which are used for the glove segment.

	Approximate	Owned or
Location	Square Footage	Leased	Function

Smithfield, Rhode Island	127,000	Owned (subject to encumbrance by bond financing agency)	Corporate headquarters; manufacturing, assembly, warehouse and distribution facility for protective eyewear products

San Diego, California	100,000	Owned	Manufacturing, assembly, warehouse and distribution for hearing protection products

Tijuana, Mexico	50,000	Leased	Multiple facilities for manufacturing and assembly of hearing protection products

Petersburg, Virginia	130,000	Owned	Manufacturing, assembly, warehouse and distribution facility for eyeglass frames and components and vision screening equipment

Cheektowaga, New York	100,000	Owned	Manufacturing, assembly, warehouse and distribution facility for gloves

Cheektowaga, New York	25,000	Leased	Two warehouse facilities for gloves

Wilkesboro, North Carolina	115,000	Leased	Multiple facilities for manufacturing, warehouse and distribution for gloves

Santa Ana, California	93,000	Leased	Manufacturing, assembly, warehouse and distribution for respiratory protection products

Middletown, Connecticut	45,000	Leased	Assembly, warehouse and distribution facility for gas monitors

	Approximate	Owned or
Location	Square Footage	Leased	Function

Smithfield, Rhode Island	32,000	Leased	Warehouse for protective eyewear products

Bollington, Cheshire, U.K.	1,400	Leased	Sales office for hearing protection products in Europe

Florence, Kentucky	20,000	Leased	Warehouse and distribution facility for hearing protection products

Albuquerque, New Mexico	900	Leased	Regional sales office for laser protection equipment

Shafer, Minnesota	700	Leased	Regional sales office and administrative operations for protective eyewear

Item 3.  Legal Proceedings

      We are not aware of any material pending legal proceedings to which we or any of our affiliates is a party or was a party during the fiscal year ended December 31, 1999.

      On February 22, 2000 we instituted a civil action in the Rhode Island Superior Court seeking a Declaratory Judgment interpreting language in a January 12, 1998 letter agreement between Bacou USA, Inc. and Director Howard S. Leight regarding whether Bacou has carried out its obligations under such agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our common stock trades on The New York Stock Exchange under the symbol “BAU”. The authorized capital stock of Bacou consists of 50,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share.

      For information regarding the high and low sales prices of our common stock and dividends for each quarterly period, see Note 11 to the consolidated financial statements included in Item 8 herein. As of March 20, 2000, the closing price for our common stock was $15  1/4 per share and there were approximately 22 holders of record.

Item 6.  Selected Financial Data

      The following table sets forth selected financial data of Bacou for the periods indicated.

      Selected financial data for the year ended July 31, 1995, the five months ended December 31, 1995, and the years ended December 31, 1996, 1997, 1998 and 1999 were derived from financial statements of Bacou which were audited by KPMG LLP, independent certified public accountants, whose report with respect to the years ended December 31, 1997, 1998 and 1999 appears in Item 8. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere herein.

		Five Months	Year Ended
	Year Ended	Ended	December 31,
	July 31,	December 31,
	1995(1)	1995(2)	1996	1997(3)	1998(4)	1999(5)

	(in thousands, except per share data)

Statement of Income Data:

Net sales	$71,988	$36,827	$109,268	$130,869	$219,581	$272,797

Cost of sales	31,016	18,525	47,355	64,467	105,856	145,038

Gross profit	40,972	18,302	61,913	66,402	113,725	127,759

Operating expenses:

Selling	9,781	5,891	17,074	21,658	35,660	39,502

General and administrative	4,080	2,609	9,176	11,184	22,895	22,597

Research and development	—	—	—	1,110	4,000	5,274

Purchased in-process research and development	—	—	—	3,721	4,680	—

Amortization of intangibles assets	2,506	1,515	4,039	4,095	7,748	9,440

Total operating expenses	16,367	10,015	30,289	41,768	74,983	76,813

Operating income	24,605	8,287	31,624	24,634	38,742	50,946

Other expense (income), net	1,287	1,054	45	(376)	6,054	8,591

Income before income taxes and minority interest	23,318	7,233	31,579	25,010	32,688	42,355

Minority interest share of income	1,920	—	—	—	—	—

Income taxes	8,343	2,917	12,202	10,588	11,678	15,165

Net income(6)	$13,055	$4,316	$19,377	$14,422	$21,010	$27,190

Earnings per share:

Basic and diluted(6)(7)	$0.94	$0.31	$1.18	$0.83	$1.19	$1.54

Weighted average shares outstanding:

Basic	13,860	13,860	16,406	17,383	17,601	17,624

Diluted	13,860	13,860	16,436	17,411	17,723	17,696

Balance Sheet Data (end of period):

Working capital	$11,838	$4,406	$40,820	$34,509	$30,910	$44,010

Total assets	76,526	104,469	125,109	152,351	293,770	371,425

Total long-term debt, excluding current installments	27,800	49,000	—	—	92,050	120,256

Common stock subject to a put option	—	—	—	9,450	9,450	—

Stockholders’ equity	41,382	45,698	112,407	122,902	144,462	181,455

(1)	Includes the operating results of Pro-Tech from April 1, 1995. Amounts also reflect the acquisition of a one-third minority interest in the business of Uvex Safety effective October 31, 1994.

(2)	Includes the operating results of Titmus from October 1, 1995.

(3)	Includes operating results of Survivair from May 30, 1997 and of Biosystems from September 30, 1997.

(4)	Includes the operating results of Howard Leight from February 27, 1998.

(5)	Includes the operating results of Perfect Fit Glove and affiliates from April 1, 1999.

(6)	Excluding acquisition-related items and a severance charge recorded in 1998 in connection with the 1998 termination of the President and Chief Operating Officer of Bacou Safety, and including the operating results of the acquired companies as described above, Bacou’s net income, and both basic and diluted earnings per share, would have been as follows for each of the periods presented (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”):

		Five Months	Year Ended
	Year Ended	Ended	December 31,
	July 31,	December 31,
	1995	1995	1996	1997	1998	1999

	(in thousands, except per share data)

Net income	$14,096	$5,811	$19,377	$19,498	$25,793	$27,544

Earnings per share:

Basic	$1.02	$0.42	$1.18	$1.12	$1.46	$1.56

Diluted	1.02	0.42	1.18	1.12	1.46	1.56

(7)	Bacou neither declared nor paid any cash dividends during any of the periods presented.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, as well as our selected financial data, all appearing elsewhere herein. Statements contained in this discussion or elsewhere in this filing that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the following:

•	continued demand for our current product lines;

•	the success of our new product introductions;

•	the success of our acquisition strategy;

•	continued availability and favorable pricing of raw materials;

•	our ability and the ability of our key vendors to successfully respond to year 2000 issues;

•	competitive pressures;

•	general economic conditions, including fluctuations in interest rates; and

•	regulatory matters.

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

Background

  Effect of Acquisitions

      We are pursuing a business strategy that includes acquisitions as an important element. As described more fully below, we completed seven acquisitions during the past four years, which significantly increased our product offerings and size. Annual net sales volume has increased from $72.0 million for the fiscal year ended July 31, 1995 to $272.8 million for the year ended December 31, 1999, primarily as a result of acquisitions. Assuming we owned all acquired businesses on January 1, 1999, our net sales for the year ended December 31, 1999, would have been $286.7 million.

      Our gross margin and operating margin for the fiscal year ended July 31, 1995, were 56.9% and 34.2%, respectively. Historical margins attributable to the operations of businesses acquired by us have generally been lower than margins at our platform Uvex Safety business. Inclusion of acquired businesses with our existing Uvex Safety business has therefore resulted in a decline in our margins from the fiscal year ended July 31, 1995.

      On April 1, 1999, we purchased substantially all of the assets and assumed substantially all of the liabilities of Perfect Fit, a manufacturer and distributor of protective gloves and other related products for cash consideration of $37.1 million. We agreed to pay additional cash consideration of up to $6.0 million, to the extent actual consolidated cash flow of the acquired business for 1999 exceeded certain specified targets, and in March 2000 paid an additional $5.1 million representing the total payment due.

      Effective February 27, 1998, we purchased substantially all of the assets and assumed substantially all of the liabilities of Howard Leight, a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness.

      We acquired all of the outstanding capital stock of Comasec Holdings, Inc. on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly-owned subsidiary, Survivair, a manufacturer of respiratory protection products. On September 30, 1997, we also acquired all of the capital stock of Biosystems, Inc., a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of our common stock having a fair market value equal to $13.5 million. Finally, we acquired Lase-R Shield for $1.0 million in June of 1997.

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

      Certain non-recurring costs, principally relating to acquisitions, have been included in our 1997, 1998 and 1999 operating results. In connection with the acquisitions of Howard Leight, Survivair and Biosystems, we allocated a portion of the acquisition price to the fair value of purchased in-process research and development. These amounts, totaling $3.7 million in 1997 and $4.7 million in 1998, were charged to operating expenses in full upon the date of acquisition. In connection with our acquisitions, acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts were equal to $2.1 million in 1997, $1.0 million in 1998 and $0.6 million in 1999. We also paid cash bonuses in the amount of $0.6 million in 1998 to certain senior executives of Howard Leight in connection with that acquisition, which have been included with general and administrative expenses. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of these acquisition-related items.

Results Of Operations

      The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

	Year Ended		Year Ended		Year Ended
	December 31, 1997		December 31, 1998		December 31, 1999

Net sales	$130,869	100.0%	$219,581	100.0%	$272,797	100.0%

Cost of sales(1)	64,467	49.3	105,856	48.2	145,038	53.2

Gross profit	66,402	50.7	113,725	51.8	127,759	46.8

Operating expenses:

Selling	21,658	16.6	35,660	16.2	39,502	14.5

General and administrative(2)	11,184	8.6	22,895	10.4	22,597	8.3

Research and development	1,110	0.8	4,000	1.8	5,274	1.9

Purchased in-process research and development(3)	3,721	2.8	4,680	2.1	—	—

Amortization of intangible assets	4,095	3.1	7,748	3.6	9,440	3.4

Total operating expenses	41,768	31.9	74,983	34.1	76,813	28.1

Operating income	24,634	18.8	38,742	17.7	50,946	18.7

Other expense (income), net	(376)	(0.3)	6,054	2.8	8,591	3.2

Income before income taxes	25,010	19.1	32,688	14.9	42,355	15.5

Income taxes	10,588	8.1	11,678	5.3	15,165	5.5

Net income	$14,422	11.0%	$21,010	9.6%	$27,190	10.0%

(1)	Includes acquisition-related costs totaling $2,053,000 (1.6% of net sales) for the year ended December 31, 1997, $1,013,000 (0.5% of net sales) for the year ended December 31, 1998, and $590,000 (0.2% of net sales) for the year ended December 31, 1999.

(2)	Includes non-recurring charges for termination benefits totaling $1,425,000 (0.6% of net sales) and acquisition-related bonuses totaling $600,000 (0.3% of net sales) for the year ended December 31, 1998.

(3)	Amounts for all periods represent acquisition-related charges for acquired in-process research and development.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Sales. Our net sales increased 24.2% from $219.6 million for the year ended December 31, 1998 to $272.8 million for the year ended December 31, 1999. Net sales in 1999 included sales totaling $39.8 million for our glove segment, consisting entirely of the Perfect Fit business (acquired by us on April 1, 1999), accounting for an increase of 18.1%. Net sales for our safety segment increased 6.5% from $189.4 million in 1998 to $201.7 million in 1999, while net sales for our optical frames and instruments segment increased 3.5% from $30.2 million in 1998 to $31.3 million in 1999.

      Cost of Sales. Our cost of sales increased 37.0% from $105.9 million for the year ended December 31, 1998 to $145.0 million for the year ended December 31, 1999, primarily due to inclusion of operating results of acquired businesses.

      Gross Profit. Our gross profit increased 12.3% from $113.7 million for the year ended December 31, 1998 to $127.8 million for the year ended December 31, 1999. Our overall gross margin (excluding non-recurring items in both periods) declined from 52.3% in 1998 to 47.0% in 1999, principally due to lower gross margins attributable to our newly acquired glove segment.

      Operating Expenses. Our operating expenses increased 2.4% from $75.0 million for the year ended December 31, 1998 to $76.8 million for the year ended December 31, 1999. Excluding non-recurring items in 1998, operating expenses increased 12.5% from $68.3 million in the 1998 period to $76.8 million in the 1999 period. This increase resulted principally from inclusion of operating expenses of acquired businesses.

      Excluding amortization expense and non-recurring items, our operating expenses were 27.6% of net sales in 1998 and 24.7% of net sales in 1999. Our ratio of operating expenses to net sales declined principally due to inclusion in 1999 of the operating results of our Perfect Fit business, which has historically had lower selling, general and administrative costs as a percentage of its net sales.

      Operating Income. Principally as a result of non-recurring items in the 1998 period, our operating income of $50.9 million for the year ended December 31, 1999, was 31.5% higher than our operating income of $38.7 million for the year ended December 31, 1998. Excluding non-recurring items in both periods, our operating income increased 10.9% from $46.5 million in the 1998 period to $51.5 million in the 1999 period, while our operating margin declined from 21.2% in 1998 to 18.9% in 1999. Inclusion of the operating results of our newly acquired glove segment during 1999 was the principal cause for the decline in our consolidated operating margin from 1998 to 1999.

      Other Expense. Other expense increased 41.9% from $6.1 million for the year ended December 31, 1998 to $8.6 million for the year ended December 31, 1999. Other expense consists principally of net interest expense totaling $6.2 million in the 1998 period and $8.3 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due to additional borrowings we made in connection with our recent acquisitions.

      Income Taxes. Our effective income tax rate was 35.7% in 1998 and 35.8% in 1999. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

      Net Income. Principally as a result of non-recurring items in the 1998 period, our net income of $27.2 million for the year ended December 31, 1999, was 29.4% higher than our net income of $21.0 million for the year ended December 31, 1998. Excluding non-recurring items in both periods, our net income increased 6.8% from $25.8 million in the 1998 period to $27.5 million in the 1999 period.

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

      Of the $90.0 million increase in net sales of safety products, $75.4 million was the result of acquired businesses. Operating results of Howard Leight were included for ten months in 1998 and results of Survivair and Biosystems were included for the full year in 1998, compared to the 1997 period, which only included Survivair for seven months and Biosystems for three months. The remaining growth in sales of safety products of 14.7% was principally the result of new product introductions, including uvex® lines of astrospec 3000 protective eyewear with the colors and logos of National Football League teams, Bandit and Bandido protective eyewear, the Survivair 7000 series air purifying respirator line, and the Panther self-contained breathing apparatus.

      Cost of Sales. Our cost of sales increased 64.2% from $64.5 million for the year ended December 31, 1997, to $105.9 million for the year ended December 31, 1998, primarily as a result of higher sales volume.

      Gross Profit. Our gross profit increased 71.3% from $66.4 million for the year ended December 31, 1997, to $113.7 million for the year ended December 31, 1998. Excluding acquisition-related items, our gross margin was approximately 52.3% in both 1997 and 1998. Because of relatively higher margins attributable to hearing protection products, our acquisition of the Howard Leight business improved our overall gross margin. This improvement however, was offset by the effect of our acquisition of the Biosystems and Survivair businesses, due to the lower margins attributable to respiratory and gas monitoring products.

      Operating Expenses. Our operating expenses increased 79.5% from $41.8 million for the year ended December 31, 1997 to $75.0 million for the year ended December 31, 1998, primarily as a result of operating expenses attributable to acquired businesses. In June 1998, we announced the termination of employment of the president and chief operating officer of Bacou Safety. The 1998 period includes a charge equal to $1.4 million for termination payments due to this former officer. In addition, the 1998 period includes acquisition-related charges for acquired in-process research and development totaling $4.7 million and acquisition-related bonuses totaling $0.6 million. The 1997 period also includes acquisition-related charges for acquired in-process research and development totaling $3.7 million. Excluding these charges, operating expenses as a percentage of net sales increased from 29.1% for the year ended December 31, 1997 to 31.1% for the year ended December 31, 1998. This increase was due primarily to higher levels of spending for research and development at acquired businesses and increased amortization expense. Amortization expense increased 89.2% from $4.1 million in 1997 to $7.7 million in 1998 as a result of additions to intangible assets in connection with businesses we acquired.

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

      Income Taxes. Our effective income tax rate was 42.3% in 1997 and 35.7% in 1998. Our effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. In addition, our effective rate in the 1997 period was higher because a tax benefit could not be recorded for charges totaling $3.7 million relating to acquired in-process research and development.

      Net Income. Our net income increased 45.7% from $14.4 million for the year ended December 31, 1997 to $21.0 million for the year ended December 31, 1998. Excluding acquisition-related items in both years and excluding the 1998 termination benefits discussed above, our net income increased 32.3% from $19.5 million in 1997 to $25.8 million in 1998.

Liquidity and Capital Resources

      Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of our cash flow provided by operations. As used by Bacou, EBITDA represents operating income plus depreciation and amortization, adjusted for non-recurring items. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. Our EBITDA increased 13.5% from $60.6 million for the year ended December 31, 1998 to $68.8 million for the year ended December 31, 1999. This increase was principally due to inclusion of the operating results of Perfect Fit.

      Our working capital increased by $13.1 million from $30.9 million at December 31, 1998, to $44.0 million at December 31, 1999, primarily due to increases in trade receivables. Trade receivables increased due to higher sales volume, the effect of eliminating early-pay discounts at our Howard Leight division, and increased by $6.3 million as a result of the acquisition of Perfect Fit Glove.

      We used cash equal to $59.1 million during the year ended December 31, 1999, and $135.7 million during the year ended December 31, 1998, for investing activities. The 1999 period included $37.1 million expended for the acquisition of Perfect Fit and included $18.9 million for capital expenditures. The 1998 period included $120.0 million expended for the acquisition of Howard Leight and included $14.4 million for capital expenditures.

      In July of 1999 we purchased our manufacturing facility in Rhode Island, and adjacent land, for approximately $5.8 million. We are constructing a 44,000 square foot addition to this facility with a 6,000 square foot mezzanine area for office space, at a cost equal to approximately $3.0 million, and expect the addition to be completed by the second quarter of 2000. As discussed more fully below, we are financing these costs through additional bank borrowings.

      In March 2000, we paid additional cash consideration equal to $5.1 million to the former shareholders of Perfect Fit. This amount was accrued at December 31, 1999, and represents the final payment due for the purchase of this business. In connection with our acquisition of Biosystems we granted to former shareholders of Biosystems put options covering 578,560 shares of Bacou common stock issued in connection with that acquisition. None of the put options were exercised and thus all such options expired on September 30, 1999. The initial purchase price for Biosystems may be increased based upon a sliding scale if the operating results of this business during the year ending December 31, 2000, exceed certain defined thresholds. The amount of additional purchase price, if any, is not currently estimable.

      In February 1998, we entered into a credit agreement with Banque Nationale de Paris (“BNP”) pursuant to which the bank made a term loan (the “First BNP Loan”) to Bacou in the principal amount of $110.0 million, in connection with our acquisition of Howard Leight. The First BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.5% and requires principal repayments in equal quarterly installments over seven years.

      In March 1999, we entered into a second credit agreement with BNP pursuant to which the bank made a term loan (the “Second BNP Loan”) to Bacou in the principal amount of $50.0 million, in connection with our acquisition of Perfect Fit. The Second BNP Loan requires quarterly interest payments at an annual rate equal to three-month LIBOR plus 0.60% and requires principal repayments in equal quarterly installments over seven years.

      On August 24, 1999, we entered into a credit agreement with BankBoston, N.A. as agent for participating banks (“BankBoston”). Under this credit agreement, BankBoston established a revolving line of credit facility with a maximum principal limit of $36.0 million (the “BankBoston Revolving Facility”). Principal outstanding under the BankBoston Revolving Facility will bear interest at our option at either (a) a fixed rate equal to LIBOR plus 0.70%, or (b) a floating rate equal to BankBoston’s base rate. According to its terms, the facility is scheduled for repayment on August 24, 2001. At December 31, 1999, there was no balance outstanding under the BankBoston Revolving Facility.

      BankBoston has also agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (the “RIIFC Revenue Bonds”) and in August 1999, we received proceeds totaling $11.2 million. Principal outstanding under the RIIFC Revenue Bonds bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95% during its term. Proceeds from these revenue bonds were used to fund the acquisition of our Rhode Island manufacturing facility in July 1999, are being used to fund the construction of an addition to such facility and will be used for the purchase of machinery and equipment at our Rhode Island facility over a three-year period. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

      In connection with the closing of the BankBoston Credit Facility, we repaid all amounts outstanding, totaling $8.9 million, under a revolving credit facility with Citizens Bank of Rhode Island and terminated that facility.

      In connection with our acquisition of Perfect Fit, we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, equal to approximately 3.5% during 1999. Sinking fund installments, ranging from $780,000 to $1,100,000, were due on June 1 of each year of its term through 2005. In March 2000, we restructured the repayment terms of these bonds to an interest-only status with principal due in full on December 31, 2006.

      We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue additional common or preferred stock in order to fund potential future investments resulting from our acquisition strategy. We believe we would have access to sufficient capital to consummate future acquisitions. Except for cash requirements to fund acquisitions, we believe that our cash flow provided by operating activities together with unused borrowing capacity will be sufficient to fund our working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

Seasonality

      Our business has been subject to slight seasonal variations, which we have attributed to fluctuations in industrial activity and annual weather patterns. Historically, our sales from November through February have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors. In addition to seasonality, our business has been variable period to period due to other factors, including promotional activity undertaken by us in response to competitive pressures, market demand, production capacity, inventory levels and other considerations.

Effects of Inflation

      Inflation during recent years has been modest and has not had a material impact upon the results of our operations.

Year 2000 Compliance

      We initiated a comprehensive project in June 1997 to address our year 2000 compliance and we have now completed all phases of this project. The project considered both our primary information systems (software for all financial systems, network software and equipment, personal computers and incumbent software, etc.) and other applications dependent upon embedded software (manufacturing equipment, telephone systems, security systems, etc.).

      Results of the assessment phase identified applications, principally at our Survivair and Uvex Safety divisions, which were not year 2000 compliant. During 1997, we initiated a project to install and implement common software at all of our business units and we signed a license agreement with J.D. Edwards & Company for such software in September 1997. Full implementation of this software was completed at our Survivair division on January 1, 1999, and at our Uvex Safety division on April 1, 1999. J.D. Edwards & Company has represented that this software is year 2000 compliant and that its processes used to achieve year 2000 readiness are certified by the Information Technology Association of America.

      We have incurred costs totaling approximately $3.5 million through December 31, 1999 for implementation of the software at our Survivair and Uvex Safety business units, and we have no remaining costs necessary to complete full implementation. Except for the cost of training, these costs are being capitalized and depreciated over the estimated useful life of the software. Training is complete and the related cost was expensed as incurred.

      As of the date of this filing, we have encountered no material problems related to year 2000 compliance in our systems or in those of our outside vendors.

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

      We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At December 31, 1999, we had debt outstanding totaling $143.9 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 6.04% at December 31, 1999.

      A 10% adverse change in the prevailing interest rates during 1999 would have resulted in a reduction of our after-tax earnings of approximately $510,000 or $0.03 per share. We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from the December 31, 1999, interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $480,000 or $0.03 per share.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bacou USA, Inc.:

      We have audited the accompanying consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bacou USA, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Providence, Rhode Island

February 11, 2000

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	1998	1999

ASSETS

Current assets:

Cash and cash equivalents	$1,090	$10,272

Trade accounts receivable, net	27,110	41,653

Inventories	38,246	42,433

Other current assets	1,069	1,634

Deferred income taxes	2,138	3,733

Total current assets	69,653	99,725

Property and equipment, net	53,998	74,410

Intangible assets, net	169,937	194,258

Other assets	182	3,032

Total assets	$293,770	$371,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$15,714	$23,637

Accounts payable	8,959	10,559

Accrued compensation and benefits	8,234	8,408

Other accrued expenses	4,008	12,084

Income taxes payable	1,828	1,027

Total current liabilities	38,743	55,715

Long-term debt	92,050	120,256

Deferred income taxes	6,311	11,550

Other liabilities	2,754	2,449

Total liabilities	139,858	189,970

Common stock subject to a put option	9,450	—

Stockholders’ equity:

Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value, 50,000,000 shares authorized, 17,610,465 shares in 1998 and 17,629,865 shares in 1999 issued and outstanding	17	18

Additional paid-in capital	63,258	73,060

Retained earnings	81,187	108,377

Total stockholders’ equity	144,462	181,455

Total liabilities and stockholders’ equity	$293,770	$371,425

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,

	1997	1998	1999

Net sales	$130,869	$219,581	$272,797

Cost of sales	64,467	105,856	145,038

Gross profit	66,402	113,725	127,759

Operating expenses:

Selling	21,658	35,660	39,502

General and administrative	11,184	22,895	22,597

Research and development	1,110	4,000	5,274

Purchased in-process research and development	3,721	4,680	—

Amortization of intangible assets	4,095	7,748	9,440

Total operating expenses	41,768	74,983	76,813

Operating income	24,634	38,742	50,946

Other expenses (income):

Interest expense	156	6,291	8,496

Interest income	(372)	(112)	(189)

Other, net	(160)	(125)	284

Total other expense (income), net	(376)	6,054	8,591

Income before income taxes	25,010	32,688	42,355

Income taxes	10,588	11,678	15,165

Net income	$14,422	$21,010	$27,190

Basic earnings per share	$0.83	$1.19	$1.54

Diluted earnings per share	$0.83	$1.19	$1.54

Weighted average shares outstanding:

Basic	17,383	17,601	17,624

Diluted	17,411	17,723	17,696

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common	Common	Paid-in	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity

Balances at December 31, 1996	17,312	$17	$66,515	$45,875	$112,407

Repurchase of shares; retirement of shares to authorized and unissued	(554)	(1)	(8,038)	—	(8,039)

Issuance of common stock, net of expenses of issuance	827	1	4,012	—	4,013

Stock options exercised	6	—	99	—	99

Net income	—	—	—	14,422	14,422

Balances at December 31, 1997	17,591	17	62,588	60,297	122,902

Repurchase of shares; retirement of shares to authorized and unissued	(3)	—	(46)	—	(46)

Fair value of stock options granted pursuant to a consulting agreement	—	—	337	—	337

Stock options exercised	22	—	379	—	379

Other	—	—	—	(120)	(120)

Net income	—	—	—	21,010	21,010

Balances at December 31, 1998	17,610	17	63,258	81,187	144,462

Expiration of put option	—	1	9,449	—	9,450

Stock options exercised	20	—	353	—	353

Net income	—	—	—	27,190	27,190

Balances at December 31, 1999	17,630	$18	$73,060	$108,377	$181,455

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	1997	1998	1999

Cash flows from operating activities:

Net income	$14,422	$21,010	$27,190

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,618	14,154	17,287

Deferred income taxes	(289)	(176)	3,621

Purchased in-process research and development	3,721	4,680	—

Loss on sale or write down of assets	160	—	—

Change in assets and liabilities, net of effects of acquired companies:

Trade accounts receivable	(98)	(6,677)	(8,206)

Inventories	2,185	(10,162)	5,718

Other current assets	(1,114)	2,997	415

Accounts payable	(103)	1,949	(1,229)

Accrued expenses and other liabilities	(1,063)	4,745	747

Income taxes	(767)	797	(602)

Net cash provided by operating activities	25,672	33,317	44,941

Cash flows from investing activities:

Increase in other assets	—	(182)	(2,850)

Capital expenditures	(6,837)	(14,386)	(18,873)

Acquisition of businesses, including direct costs of acquisition, net of cash acquired	(28,566)	(121,094)	(37,381)

Net cash used in investing activities	(35,403)	(135,662)	(59,104)

Cash flows from financing activities:

Repayment of long-term debt	(8,000)	(17,725)	(21,806)

Proceeds from long-term debt	8,000	110,000	61,160

Advances (repayments) under notes payable, net	(2,085)	9,550	(16,362)

Repurchase of common stock	(8,039)	(46)	—

Proceeds from issuance of common stock, net of expenses	99	379	353

Net cash provided by (used in) financing activities	(10,025)	102,158	23,345

Net increase (decrease) in cash and cash equivalents	(19,756)	(187)	9,182

Cash and cash equivalents at beginning of year	21,033	1,277	1,090

Cash and cash equivalents at end of year	$1,277	$1,090	$10,272

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$155	$5,796	$8,356

Cash paid during the year for income taxes	$11,989	$11,308	$12,605

Expiration of put option	$—	$—	$9,450

Fair value of stock options granted pursuant to a consulting agreement	$—	$337	$—

Fair value of common stock issued in connection with the acquisition of a business	$13,500	$—	$—

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

      The Company designs, manufactures and sells leading brands of products that protect the sight, hearing, respiratory systems and hands of workers against occupational hazards. The Company relies on single sources for the supply of several raw materials. The loss of any such source, any disruption in such source’s business or failure by it to meet the Company’s needs on a timely basis, could cause shortages in raw materials and could have a material adverse effect on the Company’s results of operations. The Company has 170 employees (representing approximately 8% of total employees) that are covered under a collective bargaining agreement that expires September 13, 2000.

      Bacou, S.A., a company domiciled in Valence, France, owns a controlling interest (approximately 72% at December 31, 1999) in Bacou. The Company purchases certain inventory items from Bacou, S.A. and its subsidiaries. These purchases totaled $207,000 in 1997, $24,000 in 1998 and $1,049,000 in 1999. Sales by the Company to Bacou, S.A. totaled $270,000 in 1997, $967,000 in 1998 and $1,925,000 in 1999.

  (b)  Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  (c)  Revenue and Trade Receivables

      The Company recognizes revenue upon shipment of merchandise to its customers. The Company’s sales are primarily domestic with customers located throughout the United States. Pursuant to an agreement with the former owner of the Uvex Safety business, the Company may sell personal protective equipment under the uvex® brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products such as sunglasses or protective eyewear for sports activities under the uvex® brand name regardless of geographic area.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate. The allowance for doubtful accounts was $945,000 at December 31, 1997, $1,150,000 at December 31, 1998 and $1,168,000 at December 31, 1999.

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

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  (h)  Foreign Currency

      The Company periodically enters into forward foreign exchange contracts in connection with purchases denominated in foreign currencies. Other than these contracts, the Company has no other involvement with derivative financial instruments. Transaction gains and losses were not material during any period presented in the accompanying financial statements. The Company had no material open currency contracts at December 31, 1999.

  (i)  Employee Benefit Plans

      The Company grants stock options pursuant to certain stock incentive plans. Stock option grants to employees and directors are accounted for using the intrinsic value-based method.

      The Company sponsors defined contribution plans that cover substantially all employees. The Company also sponsors a defined benefit pension plan for bargaining unit employees, which is funded in accordance with the requirements of the Employee Retirement Income Security Act, and has assets that consist principally of mutual funds.

  (j)  Earnings Per Share

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

      Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 27,597 in 1997, 121,812 in 1998 and 72,305 in 1999. Based

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a purchase agreement with the stockholders of Biosystems, if certain earnings targets are met, the Company may have to issue common stock to these former stockholders. The Company has not included any such contingent shares in the computation of earnings per share because the necessary conditions for issuance of these shares had not been satisfied.

  (k)  Financial Instruments

      Financial instruments of the Company consist of cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments approximate their fair value.

  (l)  Research and Development

      Research and development costs are expensed as incurred and totaled $1,110,000 in 1997, $4,000,000 in 1998 and $5,274,000 in 1999.

  (m)  Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Acquisitions

      On April 1, 1999, the Company purchased the assets and assumed substantially all liabilities of Perfect Fit Glove Co., Inc. and certain affiliates (“Perfect Fit”), a manufacturer and distributor of protective gloves and other related products, for cash consideration of $37.1 million. The Company agreed to pay additional cash consideration of up to $6.0 million, to the extent actual consolidated cash flow of the acquired business for 1999 exceeded certain specified targets, and in March 2000 the Company paid $5.1 million representing the total payment due. Other accrued expenses in the accompanying balance sheet includes an accrual at December 31, 1999, equal to the contingent consideration paid in March 2000.

      Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard Leight Industries (“Howard Leight”), a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness.

      Effective September 30, 1997, the Company acquired all of the capital stock of Biosystems, Inc. (“Biosystems”), a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of its common stock having a fair market value equal to $13.5 million. The initial acquisition price may be increased according to a sliding scale if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. The Company also acquired all of the outstanding capital stock of Comasec Holdings, Inc. (“Comasec”) on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly owned subsidiary, Survivair, Inc. (“Survivair”), a manufacturer of respiratory protection products.

      In accordance with generally accepted accounting principles, the cash paid and fair value of common stock issued to effect these acquisitions was allocated to the fair value of assets purchased and liabilities assumed. In each case, the excess of acquisition price over fair value of net assets acquired was recorded as goodwill and is being amortized over 30-40 years.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of purchased in-process research and development was $4.7 million for Howard Leight, $2.4 million for Biosystems and $1.3 million for Survivair. Acquired in-process research and development projects had not yet reached technological feasibility and had no alternative future uses, accordingly, the fair value assigned to these projects was expensed as of the respective acquisition dates. There were no individually significant in-process research and development projects, except for a project to develop a new generation of Howard Leight Air Soft™ ear plugs. The value of this project was determined based upon future cash flows expected to result from development of the project, discounted at a risk-adjusted rate equal to 21%, and based upon an assumption that the project was 73% complete as of the date of acquisition. The percent complete was based upon an assessment of (i) cost incurred through the acquisition date, (ii) estimated remaining cost to complete, (iii) complexity of the work completed to date and (iv) difficulty of completing the remaining development.

      The purchase price for the acquisitions of Perfect Fit and Howard Leight has been allocated approximately as shown in the following table (in thousands).

	Perfect Fit	Howard Leight

Working capital	$5,400	$6,200

Property and equipment	9,400	10,100

Identifiable intangible assets	800	89,000

Purchased in-process research and development	—	4,700

Long-term debt	(6,300)	(5,900)

Goodwill	32,900	15,900

      The acquisition of Perfect Fit has been accounted for as a purchase and, accordingly, operating results have been included in the accompanying financial statements of the Company beginning with the acquisition date. The following table presents pro forma results of operations of the Company as if the acquisition of Perfect Fit had occurred as of January 1, 1998. The pro forma operating results include results of operations for the indicated periods adjusted to include amortization of intangible assets and assumed interest expense on the cash purchase price. The pro forma information given is unaudited, does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

	Year Ended December 31,

	1998	1999
(in thousands, except per share data)
Net sales	$266,900	$286,700

Net income	22,250	27,800

Basic and diluted earnings per share	1.26	1.57

(3)  Inventories

      Inventories included the following at December 31 (in thousands):

	1998	1999

Raw materials and supplies	$16,407	$16,137

Work-in-process	5,165	4,629

Finished goods	16,674	21,667

	$38,246	$42,433

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Property and Equipment

      Property and equipment included the following at December 31 (in thousands):

	Estimated
	Useful
	Lives (Years)	1998	1999

Machinery and equipment	5-10	$28,622	$41,470

Dies and molds	5	13,274	15,156

Buildings and leasehold improvements	10-40	15,337	24,393

Computer equipment and software	5-10	2,897	8,216

Furniture and fixtures	10	2,576	3,344

Vehicles	3	249	373

Deposits and construction in progress		8,997	6,898

		71,952	99,850

Less accumulated depreciation and amortization		17,954	25,440

		$53,998	$74,410

      Depreciation and amortization of property and equipment totaled $4,523,000 in 1997, $6,406,000 in 1998 and $7,847,000 in 1999.

(5)  Intangible Assets

      The value of identifiable intangible assets is generally determined by independent appraisal at the date of acquisition. Intangible assets included the following at December 31 (in thousands):

	Estimated
	Useful
	Lives (Years)	1998	1999

Intellectual property and patents	9-30	$102,371	$102,371

Customer relationships	10-20	19,523	19,523

Tradenames and other intangibles	6-30	4,618	5,418

Goodwill	20-40	63,926	96,950

		190,438	224,262

Less accumulated amortization		20,501	30,004

		$169,937	$194,258

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Income Taxes

      Total federal and state income tax expense included the following (in thousands):

	Current	Deferred	Total

Year ended December 31, 1997:

Federal	$9,600	$(259)	$9,341

State	1,277	(30)	1,247

	$10,877	$(289)	$10,588

Year ended December 31, 1998:

Federal	$10,735	$(149)	$10,586

State	1,119	(27)	1,092

	$11,854	$(176)	$11,678

Year ended December 31, 1999:

Federal	$10,890	$3,259	$14,149

State	654	362	1,016

	$11,544	$3,621	$15,165

      Actual income tax expense differs from expected income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate to income before income taxes) as follows (in thousands, except percentages):

	Years Ended December 31,

	1997	1998	1999

Computed expected tax expense	$8,754	$11,441	$14,824

State income taxes, net of federal income tax benefit	810	710	660

Non-deductible purchased in-process research and development	1,302	—	—

Net tax benefit of foreign sales corporation	(187)	(394)	(369)

Other	(91)	(79)	50

	$10,588	$11,678	$15,165

Effective rate	42.3%	35.7%	35.8%

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that generate deferred tax assets and liabilities at December 31 are as follows (in thousands):

	1998	1999

Deferred tax assets:

Allowance for doubtful accounts	$ 412	$ 375

Inventory related items	1,241	1,344

Pension and compensation related expenses	954	963

Accrued costs	722	971

Other	402	392

Total gross deferred tax assets	3,731	4,045

Less valuation allowance	—	—

Net deferred tax assets	3,731	4,045

Deferred tax liabilities:

Basis differences in fixed and intangible assets	7,787	11,370

Other	117	492

Total deferred tax liabilities	7,904	11,862

Net deferred tax liability	$ 4,173	$ 7,817

(7)  Long-term Debt

      Long-term debt at December 31 consisted of the following (in thousands):

	1998	1999

Term note with Banque Nationale de Paris in the original principal amount of $110,000,000; principal payments due in equal quarterly installments over seven years through February 2005; interest due quarterly at an annual rate equal to three-month LIBOR (6.04% at December 31, 1999) plus 0.50%	$98,214	$82,500

Term note with Banque Nationale de Paris in the original principal amount of $50,000,000; principal payments due in equal quarterly installments over seven years through March 2006; interest due quarterly at an annual rate equal to three-month LIBOR plus 0.60%	—	44,643

Rhode Island Industrial Facilities Corporation (“RIIFC”) Revenue Bonds in the maximum principal amount of $30,000,000; principal outstanding is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006; bearing interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95% during its term; secured by property and equipment purchased with bond proceeds	—	11,160

Wilkes County Industrial Facilities (“Wilkes County”) Revenue Bonds; mandatory annual sinking fund payments equal to $735,000 in 1999 and increasing to a final payment of $1,100,000 in 2005; interest payable quarterly at a variable rate (averaging 3.5% during 1999); secured by an irrevocable letter of credit	—	5,590

Revolving line of credit facility; due in full on May 31, 2000, repaid and terminated in 1999; bearing interest at an annual rate equal to three-month LIBOR plus 0.7%	9,550	—

Total long-term debt	107,764	143,893

Current installments of long-term debt	15,714	23,637

Long-term debt, excluding current installments	$92,050	$120,256

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also maintains a $36.0 million revolving line of credit facility with Fleet National Bank (f/k/a BankBoston, N.A.) and KeyBank National Association (“Banks”). This facility is available to fund acquisitions and for other general corporate purposes, bears interest at a rate per annum equal to, at the election of the Company, either (a) LIBOR plus 0.7%, or (b) the Banks’ floating rate, and is due in full on August 24, 2001. No amounts were outstanding under this facility at December 31, 1999.

      Aggregate maturities of long-term debt and sinking fund requirements, for each of the five years subsequent to December 31, 1999, are as follows: 2000 — $23,637,000; 2001 — $23,687,000; 2002 — $25,747,000; 2003 — $25,817,000; 2004 — $25,887,000; and thereafter $19,118,000.

(8)  Commitments and Contingencies

      The Company leases production, office and warehouse space, and certain equipment under non-cancelable operating leases. Minimum future rentals under non-cancelable operating leases, by year, are approximately as follows: 2000 — $1,850,000; 2001 — $1,267,000; 2002 — $877,000; 2003 — $547,000; 2004 — $187,000; and thereafter — $186,000. Rent expense totaled approximately $1,522,000 in 1997, $1,920,000 in 1998 and $1,871,000 in 1999.

      Outstanding commitments as of December 31, 1999 for the purchase of property, machinery and equipment were approximately $3,414,000. The Company had outstanding letters of credit, including an irrevocable letter of credit to secure payment of outstanding principal on the Wilkes County Revenue Bonds, equal to approximately $6,885,000 at December 31, 1999.

      The Company is currently involved as a defendant in litigation incidental to its business, which the Company believes is without merit or is adequately covered by insurance. In the opinion of management, the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(9)  Employee Benefit Plans

  (a)  Defined Contribution Plans

      The Company sponsors defined contribution plans for all eligible employees. Employer contribution expense totaled approximately $453,000 in 1997, $836,000 in 1998 and $982,000 in 1999. Increases in contribution expense have occurred principally as a result of greater numbers of participants resulting from the acquisitions described in note 2.

  (b)  Defined Benefit Plan

      The Company sponsors a defined benefit pension plan covering bargaining unit employees. Benefits are based on years of service multiplied by a predetermined monthly amount. The Company’s policy is to fund the minimum required contribution subject to any full funding limitation. Assumptions used to develop the projected benefit obligation were a discount rate of 7.75% in 1997, 6.75% in 1998, and 7.5% in 1999, and a long-term rate of return on assets of 8.5% during all years presented.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the benefit obligation, assets at fair value, and funded status of the plan at December 31 (in thousands):

	1998	1999

Benefit Obligation

Benefit obligation at beginning of year	$1,410	$1,761

Service cost	47	56

Interest cost	109	118

Benefit payments	(29)	(40)

Actuarial (gain) loss	224	(229)

Benefit obligation at end of year	$1,761	$1,666

Assets at Fair Value

Fair value of assets at beginning of year	$843	$1,041

Actual return on assets	71	48

Contributions	156	191

Benefit payments	(29)	(40)

Fair value of assets at end of year	$1,041	$1,240

Funded Status

Benefit obligation	$1,761	$1,666

Assets at fair value	1,041	1,240

Net underfunded obligation	$720	$426

Accrued benefit liability included in the balance sheet	$720	$426

      Periodic pension cost during the years ended December 31, 1997, 1998 and 1999 included the following (in thousands):

	1997	1998	1999

Service cost	$48	$47	$56

Interest cost	96	109	118

Actual return on assets	(89)	(71)	(48)

Net amortization and deferral	33	(1)	(36)

Periodic pension cost	$88	$84	$90

  (c)  Stock Incentive Plans

      The Bacou USA, Inc. 1996 Stock Incentive Plan (the “Employee Plan”) provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 1,350,000 shares of the Company’s common stock have been reserved for issuance under the Employee Plan. Options granted under the Employee Plan generally become fully vested after four years from the date of grant and have a ten-year term. The Company also sponsors the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) and the 1998 Howard S. Leight Stock Option Plan (the “Leight Plan”). In the aggregate, 300,000 shares of common stock have been reserved for issuance under the Director Plan and 50,000 shares have been reserved under the Leight Plan. Options granted under the Director Plan and the Leight Plan became fully vested on the date of grant and have a ten-year term.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of stock option activity in all three plans:

	1997		1998		1999

	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	388,700	$15.13	577,900	$15.23	988,400	$16.27

Granted	235,000	15.35	470,000	17.52	95,000	16.99

Exercised	(6,400)	15.00	(22,500)	15.53	(19,400)	15.78

Canceled	(39,400)	15.00	(37,000)	16.28	(92,600)	17.45

Outstanding at end of year	577,900	$15.23	988,400	$16.27	971,400	$16.24

Exercisable at end of year	299,200	$15.26	525,500	$15.90	721,250	$16.11

      Following is a summary of options outstanding at December 31, 1999 in all three plans:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	of Contractual Life	Exercise Price	Exercisable	Exercise Price

$13.00 – 15.00	416,000	6.73	$14.85	314,500	$14.92
15.63 – 17.31	194,600	8.19	16.38	191,600	16.37
17.50 – 23.75	360,800	8.17	17.77	215,150	17.62

$13.00 – 23.75	971,400	7.56	$16.24	721,250	$16.11

      The Company accounts for employee and director stock option grants using the intrinsic value-based method and, accordingly, no compensation cost has been recognized for such stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net income, and earnings per share (basic and diluted), would have been reduced to $13,362,000 or $0.77 per share in 1997, $19,729,000 or $1.12 per share in 1998 and to $26,150,000 or $1.48 per share in 1999. The per share weighted-average fair value of stock options granted was $6.73 in 1997, $7.42 in 1998 and $7.45 in 1999. The Black Scholes option pricing model was used to determine the fair value of stock options, including the following weighted-average assumptions: expected dividend yield 0.0%; risk-free interest rate of 5.75% in 1997, 4.75% in 1998 and 6.0% in 1999; expected volatility of 0.40; and an expected life of 5 years.

(10)  Segment Data

      The Company has three reportable segments, which include the safety products segment, the glove segment and the optical frames and instruments segment. The safety products segment consists of businesses that manufacture consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The Company began reporting a glove segment in connection with its April 1, 1999 acquisition of Perfect Fit. Glove segment products include protective gloves and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Accounting policies for reportable segments are consistent with the policies described in note 1 to the consolidated financial statements.

      Presented below is a summary of financial data for the Company’s reportable segments. Adjustments to reconcile segment operating income to consolidated operating income include amortization expense totaling $4,095,000 in 1997, $7,748,000 in 1998 and $9,440,000 in 1999, and also include non-recurring items totaling $5,924,000 in 1997, $7,716,000 in 1998 and $590,000 in 1999. Information presented below as “All Other” includes all non-operating entities. Effective January 1, 2000, the Company began to charge-back as an operating expense management fees for legal, human resource and information system services provided by Bacou to its subsidiaries. Segment operating results shown below have been restated to conform to the new policy. Amounts shown below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

			Optical
			Frames and
	Safety	Glove	Instruments		Reconciling	Consolidated
	Segment	Segment	Segment	All Other	Adjustments	Total
(in thousands)
1997

Net sales	$99,378	$—	$31,491	$—	$—	$130,869

Segment operating income	34,035	—	3,056	(2,438)	(10,019)	24,634

Depreciation	3,487	—	1,020	16	—	4,523

Total assets	113,694	—	35,266	3,391	—	152,351

Capital expenditures	4,488	—	2,092	257	—	6,837

1998

Net sales	$189,363	$—	$30,218	$—	$—	$219,581

Segment operating income	56,741	—	2,481	(5,016)	(15,464)	38,742

Depreciation	5,194	—	1,185	27	—	6,406

Total assets	250,172	—	41,938	1,660	—	293,770

Capital expenditures	12,381	—	1,742	263	—	14,386

1999

Net sales	$201,719	$39,804	$31,274	$—	$—	$272,797

Segment operating income	59,179	5,567	2,964	(6,734)	(10,030)	50,946

Depreciation	6,179	327	1,315	26	—	7,847

Total assets	254,813	62,088	37,552	16,972	—	371,425

Capital expenditures	14,974	1,067	2,390	442	—	18,873

      There were no sales to any individual customer during any of the years in the three-year period ended December 31, 1999 that represented 10% or more of consolidated sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer and sales to all foreign countries totaled $15,087,000 in 1997, $33,102,000 in 1998 and $36,950,000 in 1999. The Company had no material foreign sales to an individual country.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Quarterly Financial Results and Market Data (Unaudited)

      Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during any period presented and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends for the foreseeable future.

	Quarter

	First		Second		Third		Fourth		Full Year
(in thousands, except per share data)
1998

Net sales	$49,515		$58,864		$56,899		$54,303		$219,581

Gross profit	24,816		31,017		30,161		27,731		113,725

Income before income taxes	4,138		9,572		10,486		8,492		32,688

Net income	2,736		6,099		6,675		5,500		21,010

Earnings per share:

Basic	$0.15		$0.35		$0.38		$0.31		$1.19

Diluted	$0.15		$0.35		$0.38		$0.31		$1.19

Market price:

High	18	1/8	22	3/4	25	3/8	21	7/8	25	3/8

Low	15	3/4	15	7/8	17	1/8	15		15

1999

Net sales	$54,575		$73,907		$72,940		$71,375		$272,797

Gross profit	26,887		33,736		34,763		32,373		127,759

Income before income taxes	8,536		12,335		11,926		9,558		42,355

Net income	5,474		7,908		7,635		6,173		27,190

Earnings per share:

Basic	$0.31		$0.45		$0.43		$0.35		$1.54

Diluted	$0.31		$0.45		$0.43		$0.35		$1.54

Market price:

High	24		19	11/16	18	3/16	17		24

Low	12	3/8	12	5/8	16	5/16	14	3/4	12	3/8

      The Company completed its acquisition of Perfect Fit Glove Co., Inc. and affiliates on April 1, 1999, and its acquisition of Howard S. Leight & Associates, Inc. on February 27, 1998. For comparative purposes, net income and earnings per share (basic and diluted) excluding non-recurring items related to these acquisitions and excluding a severance charge equal to $1.4 million in 1998, would have been as follows:

	Quarter

	First	Second	Third	Fourth	Full Year
(in thousands, except per share data)
1998

Net income	$6,425	$7,196	$6,675	$5,500	$25,796

Earnings per share	$0.36	$0.41	$0.38	$0.31	$1.46

1999

Net income	$5,474	$8,262	$7,635	$6,173	$27,544

Earnings per share	$0.31	$0.47	$0.43	$0.35	$1.56

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The sections “Election of Directors,” “Compensation of Directors and Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in Bacou’s proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 are hereby incorporated by reference.

Item 11.  Executive Compensation

      The section “Compensation of Directors and Officers” included in Bacou’s proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The sections “Introduction” and “Security Ownership of Certain Beneficial Owners and Management” included in Bacou’s proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

      The section “Certain Transactions” included in Bacou’s proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  1.  List of Financial Statements

      The following financial statements are included in Item 8 herein:

Independent Auditors’ Report on Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
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

      Independent Auditors’ Report on Financial Statement Schedule

           3.  Exhibits

FORM 10-K EXHIBITS

Exhibit
Number			Description of Exhibit

2.1		—	Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc., Biosystems, Inc. and the Shareholders of Biosystems, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed October 15, 1997)
2.2		—	Asset Purchase Agreement dated December 31, 1997 between Bacou USA Safety, Inc. and Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries) (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed on March 13, 1998)
2.3		—	Letter Agreement by and between Howard S. Leight and Bacou USA, Inc. (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed on March 13, 1998)
2.4		—	Letter Agreement by and among Howard S. Leight, Bacou S.A. and Engineering Bacou S.A. (incorporated by reference to Exhibit 2(c) of the Company’s Form 8-K filed on March 13, 1998)
2.5		—	First Amendment to Asset Purchase Agreement dated February 27, 1998 (incorporated by reference to Exhibit 2(d) of the Company’s Form 8-K filed on March 13, 1998)
2.6		—	Asset Purchase Agreement dated as of February 24, 1999 by and among Perfect Fit Glove Co., Inc. and other related parties and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 10-K filed on March 30, 1999)
3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Registration Statement filed on Form S-1(Commission File No. 333-00470) (the “Company’s Registration Statement”))
3.2		—	Bylaws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement)
4.1		—	Credit Line Agreement by and between Bacou USA, Inc. and Banque Nationale de Paris (“BNP”) dated February 19, 1998 (incorporated by reference to Exhibit 10(a) of the Company’s Form 8-K filed on March 13, 1998)
4.2		—	Credit Line Agreement by and between Bacou USA, Inc. and BNP dated March 25, 1999
4.3		—	Credit Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., Uvex Safety Manufacturing, Inc. (“USM”), BankBoston, N.A.(“BKB”) (n/k/a Fleet National Bank) and KeyBank N.A. (incorporated by reference to Exhibit 4(a) of the Company’s Form 10-Q filed on May 13, 1999)
4.4		—	Bond Purchase Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., USM, BKB and the Rhode Island Industrial Facilities Corporation (incorporated by reference to Exhibit 4(b) of the Company’s Form 10-Q filed on May 13, 1999)
10.1.1	*	—	Employment Agreement dated as of January 1, 1996 by and between the Company and Walter Stepan (incorporated by reference to Exhibit 10(w) of Company’s Registration Statement)
10.1.2	*	—	First Amendment to Employment Agreement with Walter Stepan (incorporated by reference to Exhibit 4(g) of Company’s Form 10-Q filed November 14, 1997)
10.1.3	*	—	Second Amendment to Employment Agreement with Walter Stepan dated as of August 25, 1998 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 14, 1998)
10.1.4	*	—	Amended and Restated Employment Agreement with Walter Stepan dated as of December 1, 1999
10.2.1	*	—	Employment Agreement dated May 8, 1995 by and between the Company and Philip B. Barr (incorporated by reference to Exhibit 10(b) of Company’s Registration Statement)

Exhibit
Number			Description of Exhibit

10.2.2	*	—	First Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 10(x) to Amendment No. 1 to the Company’s Registration Statement)
10.2.3	*	—	Second Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 10(y) to Amendment No. 1 to the Company’s Registration Statement)
10.2.4	*	—	Third Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 4(h) of the Company’s Form 10-Q filed November 14, 1997)
10.2.5	*	—	Employment Agreement with Philip B. Barr effective January 1, 2000
10.3.1	*	—	Employment Agreement with Alan H. Bennett dated February 1, 1999 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed March 30, 1999)
10.3.2	*	—	Employment Agreement with Alan H. Bennett effective January 1, 2000
10.4*		—	Employment Agreement dated October 1, 1997 between Biosystems, Inc. and John F. Burt, Jr. (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-Q filed November 14, 1997)
10.5*		—	Employment Agreement with Adrien W. Hebert effective January 1, 2000
10.6		—	Registration Rights Agreement dated July 31, 1994 by and between Walter Stepan and the Company (incorporated by reference to Exhibit 10(h)(i) of Company’s Registration Statement)
10.7		—	Form of Registration Rights Agreement dated February 1996 among the Principal Stockholder Figa, S.A., Walter Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and the Company (incorporated by reference to Exhibit 10(i) to Amendment No. 1 of Company’s Registration Statement)
10.8		—	Registration Rights Agreement dated September 30, 1997 by and among Bacou USA, Inc. and each person identified therein (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed October 15, 1997)
10.9		—	Corporate Opportunities Agreement dated as of January 1, 1996 between the Principal Stockholder and the Company (incorporated by reference to Exhibit 10(j) of Company’s Registration Statement)
10.10		—	Amended and Restated Agreement of Transfer, Trademarks, Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co., KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Company’s Registration Statement)
10.11		—	License Agreement dated June 1, 1986 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(l) of Company’s Registration Statement)
10.12		—	License Agreement dated July 1, 1992 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(m) of Company’s Registration Statement)
10.13		—	Cooperation Agreement among Uvex Safety, Laservision GmbH, Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18, 1991 (incorporated by reference to Exhibit 10(n) of Company’s Registration Statement)
10.14*		—	Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) of the Company’s Registration Statement)
10.15*		—	Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(x) of the Company’s Form 10-K filed March 31, 1997)
10.16*		—	1998 Howard S. Leight Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed March 27, 1998)

Exhibit
Number		Description of Exhibit

10.17	—	Lease Agreement dated February 27, 1998 by and between Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed March 27, 1998)
10.18*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 1998 and 1999 (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K filed March 27, 1998)
10.19*	—	Bonus and Option Plan for CEO, COO and CFO of Bacou USA, Inc. for 2000
10.20*	—	Bonus Plan for Executives of Bacou USA, Inc. for 2000
10.21*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 2000
10.22*	—	Consulting Agreement dated as of February 27, 1998 between Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99(e) of the Company’s Form 8-K filed March 13, 1998)
10.23	—	Purchase and Sale Agreement dated November 20, 1998 by and between Uvex Winter Optical, Inc. and Uvex Safety Manufacturing, Inc. (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K filed March 30, 1999)
21	—	Subsidiaries of the Company
23	—	Accountants’ Consent
27	—	Financial Data Schedule

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarterly period ended December 31, 1999.

Item 14(a) 2.  Financial Statement Schedules

                  Financial Statement Schedule II

Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Bad debt allowance (in thousands)

Year ended December 31 1997	792	211	209	267	945

Year ended December 31, 1998	945	266	150	211	1,150

Year ended December 31, 1999	1,150	110	100	192	1,168

(1)	Represents the beginning bad debt allowance of businesses acquired during the period.

(2)	Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

      All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are not material and therefore have been omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 20th day of March, 2000.

BACOU USA, INC.

By	/s/ADRIEN W. HEBERT

Adrien W. Hebert
Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WALTER STEPAN Walter Stepan	Co-Chairman, Director

/s/ PHILIP B. BARR Philip B. Barr	President and Chief Executive Officer, Director

/s/ JEFFREY T. BROWN Jeffrey T. Brown	Vice President - Financial Reporting, Treasurer and Chief Accounting Officer

/s/ PHILIPPE BACOU Philippe Bacou	Co-Chairman of the Board, Director

/s/ CHRISTOPHE BACOU Christophe Bacou	Director

/s/ KARL F. ERICSON Karl F. Ericson	Director

/s/ HOWARD S. LEIGHT Howard S. Leight	Director

/s/ GILBERT VANDEPUTTE Gilbert Vandeputte	Director

/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director

FORM 10-K EXHIBITS INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc., Biosystems, Inc. and the Shareholders of Biosystems, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed October 15, 1997)
2.2	—	Asset Purchase Agreement dated December 31, 1997 between Bacou USA Safety, Inc. and Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries) (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed on March 13, 1998)
2.3	—	Letter Agreement by and between Howard S. Leight and Bacou USA, Inc. (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed on March 13, 1998)
2.4	—	Letter Agreement by and among Howard S. Leight, Bacou S.A. and Engineering Bacou S.A. (incorporated by reference to Exhibit 2(c) of the Company’s Form 8-K filed on March 13, 1998)
2.5	—	First Amendment to Asset Purchase Agreement dated February 27, 1998 (incorporated by reference to Exhibit 2(d) of the Company’s Form 8-K filed on March 13, 1998)
2.6	—	Asset Purchase Agreement dated as of February 24, 1999 by and among Perfect Fit Glove Co., Inc. and other related parties and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 10-K filed March 30, 1999)
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Registration Statement filed on Form S-1(Commission File No. 333-00470) (the “Company’s Registration Statement”))
3.2	—	Bylaws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement)
4.1	—	Credit Line Agreement by and between Bacou USA, Inc. and Banque Nationale de Paris (“BNP”) dated February 19, 1998 (incorporated by reference to Exhibit 10(a) of the Company’s Form 8-K filed on March 13, 1998)
4.2	—	Credit Line Agreement by and between Bacou USA, Inc. and BNP dated March 25, 1999
4.3	—	Credit Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., Uvex Safety Manufacturing, Inc. (“USM”), BankBoston, N.A. (“BKB”) (n/k/a Fleet National Bank) and KeyBank N.A. (incorporated by reference to Exhibit 4(a) of the Company’s Form 10-Q filed May 13, 1999)
4.4	—	Bond Purchase Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., USM, BKB and the Rhode Island Industrial Facilities Corporation (incorporated by reference to Exhibit 4(b) of the Company’s Form 10-Q filed May 13, 1999)
10.1.1*	—	Employment Agreement dated as of January 1, 1996 by and between the Company and Walter Stepan (incorporated by reference to Exhibit 10(w) of Company’s Registration Statement)
10.1.2*	—	First Amendment to Employment Agreement with Walter Stepan (incorporated by reference to Exhibit 4(g) of Company’s Form 10-Q filed November 14, 1997)
10.1.3*	—	Second Amendment to Employment Agreement with Walter Stepan dated as of August 25, 1998 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 14, 1998)
10.1.4*	—	Amended and Restated Employment Agreement with Walter Stepan dated as of December 1, 1999
10.2.1*	—	Employment Agreement dated May 8, 1995 by and between the Company and Philip B. Barr (incorporated by reference to Exhibit 10(b) of Company’s Registration Statement)

Exhibit
Number		Description of Exhibit

10.2.2*	—	First Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 10(x) to Amendment No. 1 to the Company’s Registration Statement)
10.2.3*	—	Second Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 10(y) to Amendment No. 1 to the Company’s Registration Statement)
10.2.4*	—	Third Amendment to Employment Agreement with Philip B. Barr (incorporated by reference to Exhibit 4(h) of the Company’s Form 10-Q filed November 14, 1997)
10.2.5*	—	Employment Agreement with Philip B. Barr effective as of January 1, 2000
10.3.1*	—	Employment Agreement with Alan H. Bennett dated February 1, 1999 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed March 30, 1999)
10.3.2*	—	Employment Agreement with Alan H. Bennett effective January 1, 2000
10.4*	—	Employment Agreement dated October 1, 1997 between Biosystems, Inc. and John F. Burt, Jr. (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-Q filed November 14, 1997)
10.5*	—	Employment Agreement with Adrien W. Hebert effective January 1, 2000
10.6	—	Registration Rights Agreement dated July 31, 1994 by and between Walter Stepan and the Company (incorporated by reference to Exhibit 10(h)(i) of Company’s Registration Statement)
10.7	—	Form of Registration Rights Agreement dated February 1996 among the Principal Stockholder Figa, S.A., Walter Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and the Company (incorporated by reference to Exhibit 10(i) to Amendment No. 1 of Company’s Registration Statement)
10.8	—	Registration Rights Agreement dated September 30, 1997 by and among Bacou USA, Inc. and each person identified therein (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed October 15, 1997)
10.9	—	Corporate Opportunities Agreement dated as of January 1, 1996 between the Principal Stockholder and the Company (incorporated by reference to Exhibit 10(j) of Company’s Registration Statement)
10.10	—	Amended and Restated Agreement of Transfer, Trademarks, Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co., KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Company’s Registration Statement)
10.11	—	License Agreement dated June 1, 1986 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(l) of Company’s Registration Statement)
10.12	—	License Agreement dated July 1, 1992 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(m) of Company’s Registration Statement)
10.13	—	Cooperation Agreement among Uvex Safety, Laservision GmbH, Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18, 1991 (incorporated by reference to Exhibit 10(n) of Company’s Registration Statement)
10.14*	—	Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) of the Company’s Registration Statement)
10.15*	—	Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(x) of the Company’s Form 10-K filed March 31, 1997)
10.16*	—	1998 Howard S. Leight Stock Option Plan (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 30, 1998)

Exhibit
Number		Description of Exhibit

10.17	—	Lease Agreement dated February 27, 1998 by and between Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed March 27, 1998)
10.18*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 1998 and 1999 (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K filed March 27, 1998)
10.19*	—	Bonus and Option Plan for CEO, COO and CFO of Bacou USA, Inc. for 2000
10.20*	—	Bonus Plan for Executives of Bacou USA, Inc. for 2000
10.21*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 2000
10.22*	—	Consulting Agreement dated as of February 27, 1998 between Howard S. Leight and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 99(e) of the Company’s Form 8-K filed March 13, 1998)
10.23	—	Purchase and Sale Agreement dated November 20, 1998 by and between Uvex Winter Optical, Inc. and Uvex Safety Manufacturing, Inc. (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K filed March 30, 1999)
21	—	Subsidiaries of the Company
23	—	Accountants’ Consent
27	—	Financial Data Schedule

*	Management contract or compensatory plan or arrangement