Form 10-Q
period 2000-03-31
BACOU USA INC
filed 2000-05-15
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

                                     0-28040
                         -------------------------------
                             COMMISSION FILE NUMBER
                         -------------------------------

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                         05-0470688
               -------------------------------        ------------------
               (State or other jurisdiction            (I.R.S. Employer
                of incorporation or organization)     Identification No.)

             10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND        02917-1896
    -------------------------------------------------------------- ----------
               (Address of principal executive offices)            (Zip Code)

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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 30, 2000 was 17,642,965.

                                 BACOU USA, INC.

                                      INDEX




PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets,
          December 31, 1999 and March 31, 2000                               3

          Consolidated Condensed Statements of Income, Three
          Months Ended March 31, 1999 and 2000                               4

          Consolidated Condensed Statements of Cash Flows,
          Three Months Ended March 31, 1999 and 2000                         5

          Notes to Consolidated Condensed Financial Statements          6 -  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8 - 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

PART I. Financial Information
ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                 December 31,    March 31,
                                                     1999          2000
                                                -------------  -------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................... $ 10,272     $  4,945
  Trade accounts receivable, net..................   41,653       46,680
  Inventories.....................................   42,433       41,620
  Other current assets............................    1,634        4,151
  Deferred income taxes...........................    3,733        3,100
                                                   --------     --------
    Total current assets..........................   99,725      100,496
Property and equipment, net.......................   74,410       75,529
Intangible assets, net............................  194,258      192,060
Other assets......................................    3,032        2,850
                                                   --------     --------
    Total assets.................................. $371,425     $370,935
                                                   ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.......... $ 23,637     $ 22,857
  Accounts payable................................   10,559       15,039
  Accrued expenses................................   20,492       11,416
  Income taxes payable............................    1,027        3,210
                                                   --------     --------
    Total current liabilities.....................   55,715       52,522
Long-term debt....................................  120,256      115,321
Deferred income taxes.............................   11,550       12,280
Other liabilities.................................    2,449        2,292
                                                   --------     --------
    Total liabilities.............................  189,970      182,415
                                                   --------     --------

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding....      ---          ---
Common stock, $.001 par value, 50,000,000 shares
  authorized, 17,629,865 shares issued and
  outstanding.....................................       18           18
Additional paid-in capital........................   73,060       73,060
Retained earnings.................................  108,377      115,442
                                                   --------     --------
    Total stockholders' equity....................  181,455      188,520
                                                   --------     --------
    Total liabilities and stockholders' equity.... $371,425     $370,935
                                                   ========     ========

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                      1999          2000
                                                  ----------    -----------

Net sales ......................................... $54,575      $74,220
Cost of sales .....................................  27,688       40,262
                                                   --------      -------
Gross profit ......................................  26,887       33,958

Operating expenses:
  Selling .........................................   8,693       10,770
  General and administrative ......................   4,784        5,926
  Research and development ........................   1,209        1,439
  Amortization of intangible assets ...............   2,115        2,405
                                                   --------      -------
Total operating expenses ..........................  16,801       20,540
                                                   --------      -------

Operating income...................................  10,086       13,418

Other expense (income):
  Interest expense.................................   1,457        2,312
  Interest income..................................     (12)         (99)
  Other............................................     105          134
                                                   --------      -------
Total other expense................................   1,550        2,347
                                                   --------      -------

Income before income taxes.........................   8,536       11,071
Income taxes.......................................   3,062        4,006
                                                   --------      -------

Net income.........................................$ 5,474      $ 7,065
                                                   ========      =======

Earnings per share:
  Basic............................................$   0.31       $ 0.40
                                                   ========      ======
  Diluted..........................................$   0.31       $ 0.40
                                                   ========      =======

Weighted average shares outstanding:
  Basic............................................  17,616       17,630
                                                   ========      =======
  Diluted..........................................  17,786       17,649
                                                   ========      =======

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     1999         2000
                                                   --------      --------
Cash flows from operating activities:
 Net income......................................  $  5,474      $ 7,065
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization ...................    4,133        4,959
 Deferred income taxes ...........................      677        1,363
 Change in assets and liabilities, net of effects
   of acquired companies:
  Trade accounts receivable ......................   (5,537)      (5,027)
  Inventories ....................................      423          813
  Prepaid expenses and other assets ..............   (1,429)      (2,335)
  Accounts payable ...............................   (2,507)       4,480
  Accrued expenses ...............................   (4,090)      (4,133)
  Income taxes ...................................    2,399        2,183
                                                   --------      --------
  Net cash provided by (used in) operating
    activities ...................................     (457)       9,368
                                                   --------      --------

Cash flows from investing activities:
 Capital expenditures ............................   (3,111)      (3,673)
 Acquisition of businesses, including direct
  costs of acquisition, net of cash acquired......     --         (5,307)
                                                   --------      --------
  Net cash used in investing activities ..........   (3,111)      (8,980)
                                                   --------      -------

Cash flows from financing activities:
 Proceeds from long-term debt ....................   50,000          --
 Repayment of long-term debt .....................   (3,929)      (5,715)
 Repayments under note payable, net ..............   (9,550)         --
 Proceeds from exercise of stock options .........      165          --
                                                   --------      --------
   Net cash provided by (used in) financing
     activities                                      36,686       (5,715)
                                                   --------      --------

Net increase (decrease) in cash and
  cash equivalents................................   33,118       (5,327)
Cash and cash equivalents at beginning
  of period.......................................    1,090       10,272
                                                   --------      --------
Cash and cash equivalents at end of period........ $ 34,208      $ 4,945
                                                   ========      ========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for interest........ $  1,472      $ 2,455
                                                   ========      ========
  Cash paid during the period for income
     taxes........................................ $  1,027      $   231
                                                   ========      ========

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements ("financial statements") include the accounts of Bacou USA, Inc. and its wholly-owned subsidiaries (together, the "Company"). The Company designs, manufactures and sells leading brands of products that protect the sight, hearing, respiratory systems and hands of workers, as well as related instrumentation including vision screeners, gas monitors and test equipment for self-contained breathing apparatus.

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

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,168,000 at December 31, 1999 and $1,187,000 at March 31, 2000.


3.   INVENTORIES

Inventories consist of the following:
                                                    December 31,       March 31,
(in thousands)                                         1999              2000
                                                   ------------     ------------

Raw material and supplies ..................           $16,137           $16,803
Work-in-process ............................             4,629             3,873
Finished goods .............................            21,667            20,944
                                                       -------           -------
                                                       $42,433           $41,620
                                                       =======           =======


4.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $25,440,000 at December 31, 1999 and $27,672,000 at March 31, 2000. Accumulated
amortization on intangible assets totaled $30,004,000 at December 31, 1999 and $32,423,000 at March 31, 2000.

5.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 170 for the three months ended March 31, 1999 and 19 for the three months ended March 31, 2000.

6.  SEGMENT DATA

The Company has three reportable segments, which include the safety segment, the glove segment and the optical frames and instruments segment. The safety segment consists of businesses that manufacture consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The Company began reporting a glove segment in connection with its April 1, 1999, acquisition of Perfect Fit Glove Co., Inc. and affiliates ("Perfect Fit"). Glove segment products include protective gloves and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products. Information presented below as "all other" includes all non-operating entities.

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Effective January 1, 2000, the Company began to allocate to its segments operating expenses relating to legal, human resource and information system services provided by Bacou to its subsidiaries. Segment operating results for 1999 have been restated to conform to the new policy.

Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended March 31, 1999 and 2000, include amortization expense totaling $2,115,000 in 1999 and $2,405,000 in 2000. Amounts shown below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.


                                                                        Optical Frames
                                                                             and
                                              Safety         Glove        Instruments       All       Reconciling     Consolidated
(in thousands)                                Segment       Segment         Segment        Other      Adjustments        Total
                                            -----------  ------------  ----------------  ---------  --------------  --------------
THREE MONTHS ENDED MARCH 31, 1999:
Net sales ..............................      $ 45,924      $   --        $  8,651       $   --         $  --        $ 54,575
Operating income (loss) ................        12,748          --             843        (1,390)       (2,115)        10,086
Depreciation ...........................         1,641          --             369             8           --           2,018
Capital expenditures ...................         2,084          --             978            49           --           3,111
Total assets (December 31) .............       254,813        62,088        37,552        16,972           --         371,425

THREE MONTHS ENDED MARCH 31, 2000:
Net sales ..............................      $ 49,722      $ 15,821      $  8,677        $   --        $  --        $ 74,220
Operating income (loss) ................        13,879         2,443         1,043        (1,542)       (2,405)        13,418
Depreciation ...........................         1,895           271           325            63           --           2,554
Capital expenditures ...................         3,077           440            71            85           --           3,673
Total assets ...........................       257,100        66,422        28,624        18,789           --         370,935

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:

o    continued demand for our current product lines;
o    the success of our new product introductions;
o the success of our acquisition strategy, including our ability to integrate new businesses and achieve expected cost savings;
o    continued availability and favorable pricing of raw materials;
o    the effect of any work stoppages;
o    competitive pressures;
o    general economic conditions,  including fluctuations in interest rates; and
o    regulatory matters.

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

ACQUISITION OF PERFECT FIT GLOVE

On April 1, 1999, we purchased substantially all the assets and assumed substantially all the liabilities of Perfect Fit, a manufacturer and distributor of protective gloves and other related products. Operating results of Perfect Fit have been included in our consolidated results beginning on April 1, 1999. Our gross margin prior to the Perfect Fit acquisition was higher than the historical margin of Perfect Fit and, therefore, inclusion of the operating results of Perfect Fit with our existing businesses has resulted in a decline in our consolidated gross margin.

RESULTS OF OPERATIONS

The following table presents selected operating data of Bacou and such amounts as percentages of net sales for the periods indicated.

                                              THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------------
                                             1999                    2000
                                     ------------------------  -----------------
(in thousands, except percentages)
Net sales ...........................  $54,575     100.0%       $74,220   100.0%
Cost of sales .......................   27,688      50.7         40,262    54.2
                                       -------    ------        -------   ------
Gross profit ........................   26,887      49.3         33,958    45.8

Operating expenses:
  Selling............................    8,693      15.9         10,770     14.5
  General and administrative.........    4,784       8.8          5,926      8.0
  Research and development...........    1,209       2.2          1,439      1.9
  Amortization of intangible assets..    2,115       3.9          2,405      3.3
                                       -------    ------        -------   ------
Total operating expenses.............   16,801      30.8         20,540     27.7
                                       -------    ------        -------   ------

Operating income.....................   10,086      18.5         13,418     18.1
Other expense........................    1,550       2.9          2,347      3.2
                                       -------    ------        -------   ------
Income before income taxes...........    8,536      15.6         11,071     14.9
Income taxes.........................    3,062       5.6          4,006      5.4
                                       -------    ------        -------   ------
Net income...........................  $ 5,474      10.0        $ 7,065      9.5
                                       =======    ======        =======   ======


THREE  MONTHS  ENDED MARCH 31, 2000  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1999

NET SALES. Our net sales increased 36.0% from $54.6 million for the three months ended March 31, 1999 to $74.2 million for the three months ended March 31, 2000. Net sales in the 2000-quarter included sales totaling $15.8 million for our glove segment, consisting entirely of the Perfect Fit business. Net sales for our safety segment increased 8.2% from $46.0 million in 1999 to $49.7 million in 2000, representing a 5.3% increase in domestic sales and a 25.5% increase in foreign sales. Net sales for our optical frames and instruments segment increased from $8.6 million in 1999 to $8.7 million in 2000.

COST OF SALES. Our cost of sales increased 45.4% from $27.7 million for the three months ended March 31, 1999 to $40.3 million for the three months ended March 31, 2000, due to increased sales volume.

GROSS PROFIT. Our gross profit increased 26.3% from $26.9 million for the three months ended March 31, 1999 to $34.0 million for the three months ended March 31, 2000. Our overall gross margin declined from 49.3% in 1999 to 45.8% in 2000, due to lower gross margins attributable to our newly acquired glove segment.

OPERATING EXPENSES. Our operating expenses increased 22.3% from $16.8 million for the three months ended March 31, 1999 to $20.5 million for the three months ended March 31, 2000. This increase resulted principally from inclusion of operating expenses of the Perfect Fit business in the 2000 period.

OPERATING INCOME. Primarily due to higher sales volume, our operating income increased 33.0% from $10.1 million for the three months ended March 31, 1999 to $13.4 million for the three months ended March 31, 2000.

OTHER EXPENSE. Other expense increased 51.4% from $1.6 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000. Other expense consists principally of net interest expense totaling $1.4 million in 1999 and $2.2 million in 2000. The increase in net interest expense from 1999 to 2000 is due principally to borrowings we made in connection with our acquisition of Perfect Fit.

INCOME TAXES. Our effective income tax rate was 35.9% in 1999 and 36.2% in 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

NET INCOME. As a result of the foregoing, our net income increased 29.1% from $5.5 million for the three months ended March 31, 1999 to $7.1 million for the three months ended March 31, 2000, and our earnings per share increased 29.0% from $0.31 in 1999 to $0.40 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. As used by Bacou, EBITDA represents operating income plus depreciation and amortization, adjusted (when applicable) for non-recurring items. Our EBITDA increased 29.2% from $14.2 million in the first quarter of 1999 to $18.4 million in the first quarter of 2000. Approximately two-thirds of this increase was due to the inclusion of our glove segment in the 2000-quarter and the remainder of the increase was due to improved operating results for our other segments.

Our working capital increased $4.0 million from $44.0 million at December 31, 1999, to $48.0 million at March 31, 2000, primarily due to increases in trade receivables.

We used cash equal to $9.0 million during the quarter ended March 31, 2000, and $3.1 million during the quarter ended March 31, 1999, for investing activities. Cash used in the 1999-quarter consisted entirely of capital expenditures. The 2000-quarter included capital expenditures equal to $3.7 million. In connection with our acquisition of Perfect Fit, we agreed to pay additional contingent consideration of up to $6.0 million and in March 2000 we paid $5.1 million representing the total payment due.

The initial purchase price for our 1997 acquisition of Biosystems, Inc., may be increased based upon a sliding scale if the operating results of this business during the year ending December 31, 2000, exceed certain defined thresholds. The amount of additional purchase price, if any, is not currently estimable. Contingent payments would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems have the option to receive up to an aggregate amount of $12.0 million of any payment in cash. Any additional cash payment would be due in 2001 and we expect to finance such payment from operations or bank borrowings.

In connection with recent acquisitions, we entered into two credit agreements with Banque Nationale deParis ("BNP"). Pursuant to the credit agreements, BNP made term loans to Bacou USA in the original principal amount of $110.0 million (in February 1998) and $50.0 million (in April 1999). Both loans require principal repayments in equal quarterly installments over seven years and require quarterly interest payments at annual rates equal to three-month LIBOR plus 0.50% and 0.60%, respectively.


We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks ("Fleet"). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million (the "Fleet Revolving Facility"). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either a) a fixed rate equal to LIBOR plus 0.70%, or b) a floating rate equal to Fleet's base rate. According to its terms, the facility is scheduled for repayment on August 24, 2001. At March 31, 2000, there was no balance outstanding under the Fleet Revolving Facility.

Fleet has also agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (the "RIIFC Revenue Bonds"). At March 31, 2000, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Proceeds from these revenue bonds were used to fund the acquisition of our Rhode Island manufacturing facility in July 1999, and are being used to fund the construction of an addition to such facility, and for the purchase of machinery and equipment over a three-year period for use at such facility.
Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, equal to approximately 3.8% during the quarter ended March 31, 2000. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities or may issue additional common or preferred stock in order to fund potential future acquisitions. We believe we would have access to sufficient capital to consummate future acquisitions resulting from our strategy. Except for cash requirements to fund future acquisitions, we believe that cash flow provided by our operating activities together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We will be required to adopt the provisions of this statement in 2001. In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. We do not currently believe either of the above pronouncements will have a material impact on our financial condition or results of operations.


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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At March 31, 2000, we had debt outstanding totaling $138.2 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 6.3% at March 31, 2000.

A 10% adverse change in the prevailing interest rates during the three months ended March 31, 2000, would have resulted in a reduction of our first-quarter 2000 after-tax earnings of approximately $148,000 or $0.01 per share. We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from current interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $525,000, or $0.03 per share.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our Report on Form 10-K for the year ended December 31, 1999, we have instituted a civil action in the Rhode Island Superior Court. There have been no material new developments in this matter through the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------

Exhibit 4.1 First Modification to Credit Agreement dated as of March 1, 2000, by and among Bacou USA, Inc., Uvex Safety
                    Manufacturing, Inc., Fleet National Bank and KeyBank National Association Exhibit 4.2 Pledge Agreement, dated as of March 1, 2000, by and among SCHAS Industries, LLC and Fleet National Bank

Exhibit 4.2 Pledge Agreement dated as of March 1, 2000 by and between Bacou USA, Inc., SCHAS Industries, LLC, and Fleet National Bank

Exhibit 4.3 Reimbursement Agreement dated as of March 1, 2000, by and among Bacou USA, Inc., SCHAS Industries, LLC and Fleet National Bank

Exhibit 27          Financial Data Schedule

Exhibit 99 Press release of Bacou USA, Inc., dated April 18, 2000, announcing financial results for the three months ended March 31, 2000.


(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarterly period ended March 31, 2000. The report, filed February 22, 2000, reported the financial results of the Company for the fourth quarter and year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 11, 2000




BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                        /s/ Jeffrey T. Brown
-------------------------------             ------------------------------------
Adrien W. Hebert                            Jeffrey T. Brown
Chief Financial Officer                     Chief Accounting Officer