Form 10-Q
period 2000-06-30
BACOU USA INC
filed 2000-08-10
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              05-0470688
                     --------                              ----------

(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

       10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND     02917-1896
    -------------------------------------------------     ----------
               (Address of principal executive offices)   (Zip Code)

                                 (401) 233-0333
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)
          -------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 4, 2000 was 17,658,765.

                                 BACOU USA, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.   Financial Statements

         Consolidated Condensed Balance Sheets,
         December 31, 1999 and June 30, 2000                                3

         Consolidated Condensed Statements of Income, Three and
         Six Months Ended June 30, 1999 and 2000                            4

         Consolidated Condensed Statements of Cash Flows,
         Six Months Ended June 30, 1999 and 2000                            5

         Notes to Consolidated Condensed Financial Statements             6 -  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signatures                                                        16

PART I. Financial Information
ITEM I. Financial Statements


                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                                                               (unaudited)
                                                            December 31,          June 30,
                                                               1999                2000
                                                           ------------         ---------
                 ASSETS
Current assets:
  Cash and cash equivalents..........................      $     10,272         $   5,411
  Trade accounts receivable, net.....................            41,653            48,726
  Inventories........................................            42,433            42,783
  Other current assets...............................             1,634             2,651
  Deferred income taxes..............................             3,733             3,200
                                                           ------------         ---------
    Total current assets.............................            99,725           102,771
Property and equipment, net..........................            74,410            78,012
Intangible assets, net...............................           194,258           189,639
Other assets.........................................             3,032             2,802
                                                           ------------         ---------
    Total assets.....................................      $    371,425         $ 373,224
                                                           ============         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.............      $     23,637         $  22,857
  Accounts payable...................................            10,559            14,182
  Accrued expenses...................................            20,492             9,717
  Income taxes payable...............................             1,027             3,203
                                                           ------------         ---------
    Total current liabilities........................            55,715            49,959
Long-term debt.......................................           120,256           109,607
Deferred income taxes................................            11,550            13,009
Other liabilities....................................             2,449             2,282
                                                           ------------         ---------
    Total liabilities................................           189,970           174,857
                                                           ------------         ---------

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding.......               ---               ---
Common stock, $.001 par value, 50,000,000 shares
  authorized, 17,658,165 shares in 2000 and
  17,629,865 shares in 1999 issued and outstanding...                18                18
Additional paid-in capital...........................            73,060            73,535
Retained earnings....................................           108,377           124,814
                                                           ------------         ---------
    Total stockholders' equity.......................           181,455           198,367
                                                           ------------         ---------
    Total liabilities and stockholders' equity.......      $    371,425         $ 373,224
                                                           ============         =========


See accompanying notes to consolidated condensed financial statements.



                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended      Six Months Ended
                                                               June 30,              June 30,
                                                           --------------------   ------------------
                                                               1999         2000      1999      2000
                                                           --------------------   ------------------

Net sales............................................      $ 73,907    $  81,523  $128,482  $155,743
Cost of sales........................................        40,171       42,481    67,859    82,743
                                                           --------    ---------  --------  --------
Gross profit.........................................        33,736       39,042    60,623    73,000

Operating expenses:
  Selling............................................         9,989       12,245    18,682    23,015
  General and administrative.........................         5,679        5,490    10,463    11,416
  Research and development...........................         1,263        1,423     2,472     2,862
  Amortization of intangible assets..................         2,308        2,427     4,423     4,832
                                                           --------    ---------  --------   -------
Total operating expenses.............................        19,239       21,585    36,040    42,125
                                                           --------    ---------  --------   -------

Operating income.....................................        14,497       17,457    24,583    30,875

Other expense (income):
  Interest expense...................................         2,451        2,436     3,908     4,748
  Interest income....................................          (13)         (82)      (25)     (181)
  Other..............................................         (276)          340     (171)       474
                                                           --------    ---------  --------   -------
Total other expense..................................         2,162        2,694     3,712     5,041
                                                           --------    ---------  --------   -------

Income before income taxes...........................        12,335       14,763    20,871    25,834
Income taxes.........................................         4,427        5,391     7,489     9,397
                                                           --------    ---------  --------   -------

Net income...........................................      $  7,908    $   9,372  $ 13,382  $ 16,437
                                                           ========    =========  ========   =======

Earnings per share:
  Basic..............................................      $   0.45    $    0.53  $   0.76  $   0.93
                                                           ========    =========  ========  ========
  Diluted............................................      $   0.45    $    0.53  $   0.76  $   0.93
                                                           ========    =========  ========  ========

Weighted average shares outstanding:
  Basic..............................................        17,619       17,648    17,618    17,639
                                                           ========    =========  ========  ========
  Diluted............................................        17,646       17,799    17,716    17,724
                                                           ========    =========  ========  ========


See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       -----------------
                                                                        1999        2000
                                                                       -------  --------
Cash flows from operating activities:
  Net income....................................................      $ 13,382  $ 16,437
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.................................         8,747     9,804
  Deferred income taxes.........................................         1,176     1,992
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable...................................       (9,270)   (7,073)
    Inventories.................................................         4,138     (350)
    Prepaid expenses and other assets...........................           104     (787)
    Accounts payable............................................       (4,082)     3,623
    Accrued expenses............................................       (2,725)   (5,842)
    Income taxes................................................           929     2,176
                                                                      --------  --------
    Net cash provided by operating activities...................        12,399    19,980
                                                                      --------  --------

Cash flows from investing activities:
  Capital expenditures..........................................       (5,991)   (8,574)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired...........................      (38,221)   (5,313)
                                                                      --------  --------
    Net cash used in investing activities.......................      (44,212)  (13,887)
                                                                      --------  --------

Cash flows from financing activities:
  Proceeds from long-term debt..................................        50,000       ---
  Repayment of long-term debt...................................      (10,378)  (11,429)
  Repayments under note payable, net............................       (6,912)       ---
  Proceeds from exercise of stock options.......................           215       475
                                                                      --------  --------
    Net cash provided by (used in) financing activities.........        32,925  (10,954)
                                                                      --------  --------

Net increase (decrease) in cash and cash equivalents............         1,112   (4,861)
Cash and cash equivalents at beginning of period................         1,090    10,272
                                                                      --------  --------
Cash and cash equivalents at end of period......................      $  2,202  $  5,411
                                                                      ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest......................      $  3,944  $  4,986
                                                                      ========  ========
  Cash paid during the period for income taxes..................      $  5,749  $  5,004
                                                                      ========  ========


See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)

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

2.  TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,168,000 at December 31, 1999 and $1,185,000 at June 30, 2000.


3.  INVENTORIES

Inventories consist of the following:
                                                 December 31,          June 30,
(in thousands)                                      1999                 2000
                                                -------------         ---------

Raw material and supplies................          $16,137             $16,929
Work-in-process..........................            4,629               3,828
Finished goods...........................           21,667              22,026
                                                -------------         ---------
                                                   $42,433             $42,783
                                                =============         =========


4.  PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $25,440,000 at December 31, 1999 and $30,126,000 at June 30, 2000. Accumulated
amortization on intangible assets totaled $30,004,000 at December 31, 1999 and $34,867,000 at June 30, 2000.

5.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 27,000 for the three-month period and 98,000 for the six-month period ended June 30, 1999, and totaled 151,000 for the three-month period and 85,000 for the six-month period ended June 30, 2000.

Based on a purchase agreement with the stockholders of Biosystems, Inc. (a company acquired in 1997), if certain earnings targets are met, the Company may have to issue common stock to these former stockholders. The Company has not included any such contingent shares in the computation of earnings per share because the necessary conditions for issuance of these shares had not been satisfied.

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

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. Effective January 1, 2000, the Company began to allocate to its segments operating expenses relating to legal, human resource and information system services it provided to its subsidiaries. Segment operating results for 1999 have been restated to conform to the new policy.

Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended June 30, 1999 and 2000, include amortization expense totaling $2,308,000 in 1999 and $2,427,000 in 2000. Adjustments to reconcile segment operating income to consolidated operating income for the six months ended June 30, 1999 and 2000, include amortization expense totaling $4,423,000 in 1999 and $4,832,000 in 2000. Reconciling adjustments in both 1999 periods also include non-recurring charges incurred in connection with the Perfect Fit acquisition equal to $590,000. Amounts shown below for "all other" capital expenditures have been reduced by $1,139,000 for inter-segment transfers to the safety and glove segments. Amounts shown below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.


                                                      Optical Frames
                              Safety       Glove      and Instruments  All      Reconciling   Consolidated
(in thousands)                Segment      Segment    Segment          Other    Adjustments   Total
                              -------      -------    ---------------  -----    -----------   ------------
Three months ended
June 30, 1999:
Net sales..................  $ 52,546    $ 12,788    $ 8,573           $   ---  $      ---    $ 73,907
Operating income (loss)....    16,001       1,838        900           (1,344)     (2,898)      14,497
Depreciation...............     1,663         275        369                 8         ---       2,315
Capital expenditures.......     1,647          56      1,154                23         ---       2,880

Three months ended
June 30, 2000:
Net sales..................  $ 58,052    $ 15,877    $ 7,594           $   ---  $      ---    $ 81,523
Operating income (loss)....    17,620       2,659        789           (1,184)     (2,427)      17,457
Depreciation...............     1,822         222        313                61         ---       2,418
Capital expenditures.......     4,984         948         29           (1,060)         ---       4,901

Six months ended
June 30, 1999:
Net sales..................  $ 98,470    $ 12,788    $17,224           $   ---  $      ---    $128,482
Operating income (loss)....    28,749       1,838      1,743           (2,734)     (5,013)      24,583
Depreciation...............     3,303         275        738                 8         ---       4,324
Capital expenditures.......     3,731          56      2,132                72         ---       5,991
Total assets (December 31).   254,813      62,088     37,552            16,972         ---     371,425

Six months ended
June 30, 2000:
Net sales..................  $107,774    $ 31,698    $16,271           $   ---  $      ---    $155,743
Operating income (loss)....    31,499       5,102      1,832           (2,726)     (4,832)      30,875
Depreciation...............     3,717         493        638               124         ---       4,972
Capital expenditures.......     8,061       1,388        100             (975)         ---       8,574
Total assets...............   262,449      66,690     27,963            16,122         ---     373,224


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

RECENT DEVELOPMENTS

On July 10, 2000, we announced that both our principal shareholder and we had decided to explore strategic alternatives to enhance value for the shareholders of Bacou S.A. and Bacou USA. On July 14, 2000, we announced that Bacou USA and the principal shareholders of Bacou S.A. had engaged Deutsche Bank Securities, Inc. as financial advisor in connection with our exploration of strategic alternatives. We also announced an agreement between Bacou USA and the principal shareholders of Bacou S.A. that they will not accept any offer to purchase their interests in Bacou S.A. unless it contains an undertaking by the buyer of such interests also to purchase the shares of the minority public stockholders of Bacou USA at a per share price equivalent to that which is attributable to the Bacou USA shares held by Bacou S.A.

ACQUISITIONS

Effective July 1, 2000, we acquired Whiting + Davis Safety, Inc., a manufacturer and distributor of metal mesh safety gloves. Operating results of Whiting + Davis will be included in our consolidated results beginning on July 1, 2000.

On April 1, 1999, we purchased substantially all the assets and assumed substantially all the liabilities of Perfect Fit, a manufacturer and distributor of protective gloves and other related products. Operating results of Perfect Fit have been included in our consolidated results beginning on April 1, 1999.


RESULTS OF OPERATIONS

The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated.


                                                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------------    --------------------------------------
(in thousands, except percentages)              1999                   2000                 1999                 2000
                                         ---------------------------------------    --------------------------------------
Net sales .............................  $73,907     100.0%   $81,523      100.0%   $128,482    100.0%   $155,743    100.0%
Cost of sales (1) .....................   40,171      54.4     42,481       52.1      67,859     52.8      82,743     53.1
                                         -------     ------   -------      -----      ------    -----    --------    -----
Gross profit ..........................   33,736      45.6     39,042       47.9      60,623     47.2      73,000     46.9

Operating expenses:
  Selling .............................    9,989      13.5     12,245       15.0      18,682     14.6      23,015     14.8
  General and administrative ..........    5,679       7.7      5,490        6.7      10,463      8.1      11,416      7.3
  Research and development ............    1,263       1.7      1,423        1.8       2,472      1.9       2,862      1.9
  Amortization of intangible assets ...    2,308       3.1      2,427        3.0       4,423      3.5       4,832      3.1
                                         -------     ------   -------      -----      ------    -----    --------    -----
Total operating expenses ..............   19,239      26.0     21,585       26.5      36,040     28.1      42,125     27.1
                                         -------     ------   -------      -----      ------    -----    --------    -----

Operating income ......................   14,497      19.6     17,457       21.4      24,583     19.1      30,875     19.8
Other expense .........................    2,162       2.9      2,694        3.3       3,712      2.9       5,041      3.2
                                         -------     ------   -------      -----      ------    -----    --------    -----
Income before income taxes ............   12,335      16.7     14,763       18.1      20,871     16.2      25,834     16.6
Income taxes ..........................    4,427       6.0      5,391        6.6       7,489      5.8       9,397      6.0
                                         -------     -----    -------      -----    --------    -----    --------    -----
Net income ............................  $ 7,908      10.7    $ 9,372       11.5    $ 13,382     10.4    $ 16,437     10.6
                                         =======     =====    =======      =====      ======    =====    ========    =====


(1) Each of the 1999 periods shown above include acquisition-related inventory adjustments totaling $0.6 million.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net Sales. Our net sales increased 10.3% from $73.9 million for the three months ended June 30, 1999 to $81.5 million for the three months ended June 30, 2000. Net sales for our safety segment increased 10.5% from $52.5 million in 1999 to $58.0 million in 2000, representing a 7.9% increase in domestic sales and a 22.4% increase in foreign sales. Net sales for our glove segment increased 24.2% from $12.8 million in 1999 to $15.9 million in 2000. Net sales for our optical frames and instruments segment declined from $8.6 million in 1999 to $7.6 million in 2000.

Cost of Sales. Our cost of sales increased 5.8% from $40.2 million for the three months ended June 30, 1999 to $42.5 million for the three months ended June 30, 2000, due to increased sales volume.

Gross Profit. Our gross profit increased 15.7% from $33.7 million for the three months ended June 30, 1999 to $39.0 million for the three months ended June 30, 2000. Excluding acquisition-related inventory adjustments in 1999, our gross margin increased from 46.4% in 1999 to 47.9% in 2000. Our gross margin improved as a result of higher sales volume, product mix, and manufacturing efficiencies.

Operating Expenses. Our operating expenses increased 12.2% from $19.2 million for the three months ended June 30, 1999 to $21.6 million for the three months ended June 30, 2000, principally as a result of increased marketing and selling expenses related to higher sales volume.

Operating Income. Primarily due to higher sales volume, our operating income increased 20.4% from $14.5 million for the three months ended June 30, 1999 to $17.5 million for the three months ended June 30, 2000.

Other Expense. Other expense consists principally of net interest expense totaling $2.4 million in both the 1999 and 2000 periods. We had debt outstanding totaling $153.6 million at June 30, 1999, and $132.5 million at June 30, 2000, with interest rates on most of this debt variable based upon three-month LIBOR. Average interest rates were higher during the three months ended June 30, 2000, than the average rates during the three months ended June 30, 1999 and, as a result, our net interest expense did not decline from 1999 to 2000.

Income Taxes. Our effective income tax rate was 35.9% in 1999 and 36.5% in 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. As a result of the foregoing, our net income increased 18.5% from $7.9 million for the three months ended June 30, 1999 to $9.4 million for the three months ended June 30, 2000, and our earnings per share increased 17.8% from $0.45 in 1999 to $0.53 in 2000.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Net Sales. Our net sales increased 21.2% from $128.5 million for the six months ended June 30, 1999 to $155.7 million for the six months ended June 30, 2000. Net sales for our safety segment increased 9.4% from $98.5 million in 1999 to $107.8 million in 2000, representing a 6.7% increase in domestic sales and a 23.8% increase in foreign sales. Net sales for our glove segment increased by $18.9 million from $12.8 million in 1999 to $31.7 million in 2000. Operating results of our Perfect Fit business have been included for three months in 1999 and for a full six months in 2000. The $18.9 million increase in glove segment sales includes an increase of $15.8 million as a result of including Perfect Fit operating results for an additional three months in 2000. Net sales for our optical frames and instruments segment declined from $17.2 million in 1999 to $16.3 million in 2000.

Cost of Sales. Our cost of sales increased 21.9% from $67.9 million for the six months ended June 30, 1999 to $82.7 million for the six months ended June 30, 2000, due to increased sales volume.

Gross Profit. Our gross profit increased 20.4% from $60.6 million for the six months ended June 30, 1999 to $73.0 million for the six months ended June 30, 2000. Excluding acquisition-related inventory adjustments in the 1999 period, our gross margin was 47.6% for the six months ended June 30, 1999 and 46.9% for the six months ended June 30, 2000. The reduction in our gross margin was primarily attributable to the inclusion of the lower margin glove segment for a full six months in 2000 and only three months in 1999.

Operating Expenses. Our operating expenses increased 16.9% from $36.0 million for the six months ended June 30, 1999 to $42.1 million for the six months ended June 30, 2000. This increase resulted principally from inclusion of operating expenses of the Perfect Fit business for a longer period in 2000 and from volume-related increases in our selling expenses.

Operating Income. Our operating income increased 25.6% from $24.6 million for the six months ended June 30, 1999 to $30.9 million for the six months ended June 30, 2000, primarily due to growth in our sales and, to a lesser extent, due to the acquisition of Perfect Fit.

Other Expense. Other expense increased 35.8% from $3.7 million for the six months ended June 30, 1999 to $5.0 million for the six months ended June 30, 2000. Other expense consists principally of net interest expense totaling $3.9 million in 1999 and $4.6 million in 2000. The increase in net interest expense from 1999 to 2000 is due to higher average debt balances outstanding in 2000, as a result of borrowings we made in connection with our acquisition of Perfect Fit, and also due to higher average interest rates in 2000.

Income Taxes. Our effective income tax rate was 35.9% in 1999 and 36.4% in 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. As a result of the foregoing, our net income increased 22.8% from $13.4 million for the six months ended June 30, 1999 to $16.4 million for the six months ended June 30, 2000, and our earnings per share increased 22.4% from $0.76 in 1999 to $0.93 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. EBITDA as reported by us is equal to operating income plus depreciation and amortization, adjusted (when applicable) for non-recurring items. Our EBITDA increased 19.9% from $33.9 million for the six months ended June 30, 1999 to $40.7 million for the six months ended June 30, 2000.

Our working capital increased $8.8 million from $44.0 million at December 31, 1999, to $52.8 million at June 30, 2000, primarily due to a $7.1 million increase in trade receivables. Our trade receivables have increased principally as a result of higher sales volume.

We used cash equal to $13.9 million during the six months ended June 30, 2000, and $44.2 million during the six months ended June 30, 1999, for investing activities. Capital expenditures totaled $8.6 million during the six months ended June 30, 2000, and $6.0 million during the six months ended June 30, 1999. In connection with our acquisition of Perfect Fit, we paid cash consideration totaling $37.8 million in April 1999, and we paid additional contingent consideration equal to $5.1 million (representing the total payment due) in March 2000.

The initial purchase price for our 1997 acquisition of Biosystems, Inc. may be increased if the operating results of this business during the year ending December 31, 2000, exceed certain defined thresholds of profitability. If defined profitability levels are not achieved, no contingent payments are required. If, however, the operating results of this business meet these defined profitability levels then a minimum contingent payment equal to $5.0 million will be due, increasing based upon a sliding scale thereafter. The amount of additional purchase price, if any, is not currently estimable. Contingent payments would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems have the option to receive all or part of any payment in cash, up to a maximum cash payment of $12.0 million. Any additional cash payment would be due in 2001 and would result in additional goodwill. We expect to finance such payment from operations or bank borrowings.

In connection with recent acquisitions, we entered into two credit agreements with Banque Nationale de Paris ("BNP"). Pursuant to the credit agreements, BNP made term loans to Bacou USA in the original principal amount of $110.0 million (in February 1998) and $50.0 million (in April 1999). Both loans require principal repayments in equal quarterly installments over seven years and require quarterly interest payments at annual rates equal to three-month LIBOR plus 0.50% and 0.60%, respectively.

We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks ("Fleet"). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million (the "Fleet Revolving Facility"). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either a) a fixed rate equal to LIBOR plus 0.70%, or b) a floating rate equal to Fleet's base rate. Amounts outstanding under the Fleet Revolving Facility would be scheduled for repayment on August 24, 2001. As of the date of this filing principal outstanding on the Fleet Revolving Facility was equal to $2.0 million.

Fleet also has agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (the "RIIFC Revenue Bonds"). At June 30, 2000, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Proceeds from these revenue bonds were used to fund the acquisition of our Rhode Island manufacturing facility in July 1999, to fund the construction of an addition to such facility (which has recently been completed) and for the purchase of machinery and equipment over a three-year period for use at such facility. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, equal to approximately 4.5% during the quarter ended June 30, 2000. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We will be required to adopt the provisions of this statement in 2001. We do not currently believe this pronouncement will have a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This pronouncement will be effective for us on October 1, 2000. We do not believe this pronouncement will have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. This pronouncement will not have a material impact on our financial condition or results of operations.

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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At June 30, 2000, we had debt outstanding totaling $132.5 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 6.8% at June 30, 2000.

We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from current interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $551,000, or $0.03 per share.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in our Report on Form 10-K for the year ended December 31, 1999, we have instituted a civil action in the Rhode Island Superior Court. There have been no material new developments in this matter through the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Annual Meeting of Stockholders held on May 15, 2000, the following actions were taken:

1. Election of Philippe Bacou, Walter Stepan, Christophe Bacou, Philip B. Barr, Karl F. Ericson, Howard S. Leight, Gilbert Vandeputte and Alfred J. Verrecchia as directors. The result of the vote for each nominee was as follows:

                                                     (Authority
                                                      Withheld)
                                For                    Against

Philippe Bacou              17,210,983                152,733
Walter Stepan               17,157,038                206,678
Christophe Bacou            17,305,121                 58,595
Philip B. Barr              17,359,266                  4,450
Karl F. Ericson             17,359,066                  4,650
Howard S. Leight            17,359,266                  4,450
Gilbert Vandeputte          17,358,966                  4,750
Alfred J. Verrecchia        17,359,266                  4,450


2. To ratify the selection of KPMG LLP as independent auditors to audit the Corporation's books and accounts for the fiscal year ending December 31, 2000. The result of the vote of Stockholders was as follows:

                            For                       Against            Abstain

                            17,363,256                100                360


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------

Exhibit 27              Financial Data Schedule

(b)                     Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarterly period ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 9, 2000



BACOU USA, INC.
(Registrant)



/s/Adrien W. Hebert                         /s/Jeffrey T. Brown
-------------------------------             ----------------------------
   Adrien W. Hebert                            Jeffrey T. Brown
   Chief Financial Officer                     Chief Accounting Officer