Form 10-Q
period 2000-09-30
BACOU USA INC
filed 2000-11-14
CIK 1006027

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           05-0470688
----------------------------                             -----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND                      02917-1896
---------------------------------------------------------        ---------------
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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 6, 2000 was 17,670,865.

                                 BACOU USA, INC.

                                      INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets,
          December 31, 1999 and September 30, 2000

          Consolidated Condensed Statements of Income, Three and
          Nine Months Ended September 30, 1999 and 2000

          Consolidated Condensed Statements of Cash Flows,
          Nine Months Ended September 30, 1999 and 2000

          Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I. Financial Information
ITEM I. Financial Statements


                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                (unaudited)
                                                                December 31,    September 30,
                                                                    1999             2000
                                                                -----------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................    $    10,272     $        732
  Trade accounts receivable, net............................         41,653           51,822
  Inventories...............................................         42,433           45,358
  Other current assets......................................          1,634            3,689
  Deferred income taxes.....................................          3,733            3,150
                                                                -----------     ------------
    Total current assets....................................         99,725          104,751

Property and equipment, net.................................         74,410           79,221
Intangible assets, net......................................        194,258          197,040
Other assets................................................          3,032            2,947
                                                                -----------     ------------
    Total assets............................................    $   371,425     $    383,959
                                                                ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt..................      $    23,637     $     27,857
  Accounts payable..........................................         10,559           15,398
  Accrued expenses..........................................         20,492           11,493
  Income taxes payable......................................          1,027            2,020
                                                                -----------     ------------
    Total current liabilities...............................         55,715           56,768
Long-term debt..............................................        120,256          103,893
Deferred income taxes.......................................         11,550           14,473
Other liabilities...........................................          2,449            1,874
                                                                -----------     ------------
    Total liabilities.......................................        189,970          177,008
                                                                -----------     ------------

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding..............            ---              ---
Common stock, $.001 par value, 50,000,000 shares
  authorized, 17,660,865 shares in 2000 and
  17,629,865 shares in 1999 issued and outstanding..........             18               18
Additional paid-in capital..................................         73,060           73,653
Retained earnings...........................................        108,377          133,280
                                                                -----------     ------------
    Total stockholders' equity..............................        181,455          206,951
                                                                -----------     ------------
    Total liabilities and stockholders' equity..............    $   371,425        $ 383,959
                                                                ===========     ============

See accompanying notes to consolidated condensed financial statements.



                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                   ---------------------    -----------------------
                                                      1999         2000         1999        2000
                                                   ---------------------    -----------------------

Net sales....................................      $  72,940     $ 81,400   $  201,422   $  237,143
Cost of sales................................         38,177       45,498      106,036      128,241
                                                   ---------     --------   ----------   ----------
Gross profit.................................         34,763       35,902       95,386      108,902

Operating expenses:
  Selling....................................         10,070       11,382       28,752       34,397
  General and administrative.................          6,263        5,298       16,726       16,714
  Research and development...................          1,347        1,463        3,819        4,325
  Amortization of intangible assets..........          2,570        2,510        6,993        7,342
                                                   ---------     --------   ----------   ----------
Total operating expenses.....................         20,250       20,653       56,290       62,778
                                                   ---------     --------   ----------   ----------

Operating income.............................         14,513       15,249       39,096       46,124

Other expense (income):
  Interest expense...........................          2,434        2,465        6,342        7,213
  Interest income............................            (25)         (10)         (50)        (191)
  Other......................................            178         (417)           7           57
                                                   ---------     --------   ----------   ----------
Total other expense..........................          2,587        2,038        6,299        7,079
                                                   ---------     --------   ----------   ----------

Income before income taxes...................         11,926       13,211       32,797       39,045
Income taxes.................................          4,291        4,745       11,780       14,142
                                                   ---------     --------   ----------   ----------

Net income...................................      $   7,635     $  8,466   $   21,017   $   24,903
                                                   =========     ========   ==========   ==========

Earnings per share:
  Basic......................................      $    0.43     $   0.48   $     1.19   $     1.41
                                                   =========     ========   ==========   ==========
  Diluted....................................      $    0.43     $   0.47   $     1.19   $     1.40
                                                   =========     ========   ==========   ==========

Weighted average shares outstanding:
  Basic......................................         17,627       17,659       17,623       17,646
                                                   =========     ========   ==========   ==========
  Diluted....................................         17,694       17,933       17,711       17,794
                                                   =========     ========   ==========   ==========

See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                      -----------------------
                                                                          1999         2000
                                                                      -----------------------
Cash flows from operating activities:
  Net income.......................................................   $  21,017     $  24,903
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization....................................      13,190        14,870
  Deferred income taxes............................................       2,246         3,506
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable......................................     (12,214)       (9,505)
    Inventories....................................................       4,015        (1,999)
    Prepaid expenses and other assets..............................         730        (1,821)
    Accounts payable...............................................      (3,097)        3,395
    Accrued expenses...............................................       1,361        (4,689)
    Income taxes...................................................         261           993
                                                                      ---------     ---------
    Net cash provided by operating activities......................      27,509        29,653
                                                                      ---------     ---------

Cash flows from investing activities:
  Capital expenditures.............................................     (14,510)      (12,152)
  Insurance proceeds received for repair of property...............         ---         1,140
  Proceeds from sale of equipment..................................         ---           426
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired..............................     (38,336)      (16,709)
                                                                      ---------     ---------
    Net cash used in investing activities..........................     (52,846)      (27,295)
                                                                      ---------     ---------

Cash flows from financing activities:
  Proceeds from long-term debt.....................................      61,160           ---
  Repayment of long-term debt......................................     (16,092)      (17,491)
  Borrowings (repayments) under note payable, net..................     (16,304)        5,000
  Proceeds from exercise of stock options..........................         313           593
                                                                      ---------     ---------
    Net cash provided by (used in) financing activities............      29,077       (11,898)
                                                                      ---------     ---------

Net increase (decrease) in cash and cash equivalents...............       3,740        (9,540)
Cash and cash equivalents at beginning of period...................       1,090        10,272
                                                                      ---------     ---------
Cash and cash equivalents at end of period.........................   $   4,830     $     732
                                                                      =========     =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.........................   $   6,392     $   7,405
                                                                      =========     =========
  Cash paid during the period for income taxes.....................   $   9,609     $   9,504
                                                                      =========     =========

See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)


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

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods may not be indicative of results expected for a full year.

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,168,000 at December 31, 1999 and $1,096,000 at September 30, 2000.


3.   INVENTORIES

Inventories consist of the following:
                                               December 31,        September 30,
(in thousands)                                    1999                  2000
                                               ------------        -------------

Raw material and supplies............          $   16,137          $    17,909
Work-in-process......................               4,629                5,605
Finished goods.......................              21,667               21,844
                                               ------------        -------------
                                               $   42,433          $    45,358
                                               ============        =============

4.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated  depreciation  and  amortization  on property and equipment  totaled
$25,440,000  at  December  31,  1999 and  $32,730,000  at  September  30,  2000.
Accumulated amortization on intangible assets totaled $30,004,000 at December 31, 1999 and $37,394,000 at September 30, 2000.

5.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 67,000 for the three-month period and 88,000 for the nine-month period ended September 30, 1999, and totaled 274,000 for the three-month period and 148,000 for the nine-month period ended September 30, 2000.

Based on a purchase agreement with the stockholders of Biosystems, Inc. (a company acquired in 1997), if certain earnings targets are met, the Company may have to issue common stock to these former stockholders. The Company has not included any such contingent shares in the computation of earnings per share because the necessary conditions for issuance of these shares have not been satisfied.

6.  SEGMENT DATA

The Company has three reportable segments, which include the safety segment, the glove segment and the optical frames and instruments segment. The safety segment consists of businesses that manufacture consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The glove segment consists of businesses that manufacture protective gloves and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products. Information presented below as "all other" includes all non-operating entities.

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

Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended September 30, 1999 and 2000, include amortization expense totaling $2,570,000 in 1999 and $2,510,000 in 2000. Adjustments to reconcile segment operating income to consolidated operating income for the nine months ended September 30, 1999 and 2000, include amortization expense totaling $6,993,000 in 1999 and $7,342,000 in 2000.
Reconciling adjustments also include non-recurring charges incurred in connection with the 1999 acquisition of Perfect Fit Glove Co., Inc. and affiliates ("Perfect Fit") and the July 2000 acquisition of the Whiting + Davis Safety division of WDC Holdings, Inc. ("Whiting + Davis"). Non-recurring charges were equal to $590,000 for the nine months ended September 30, 1999, and equal to $204,000 for the three- and nine-month periods ended September 30, 2000. Amounts shown below for "all other" capital expenditures have been reduced by $1,139,000 for inter-segment transfers to the safety and glove segments. Amounts shown below for total assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

                                                                Optical
                                                              Frames and
                                          Safety     Glove    Instruments    All      Reconciling   Consolidated
(in thousands)                            Segment    Segment    Segment     Other     Adjustments      Total
                                          -------    -------  ---------     ------    -----------   ------------
Three months ended September 30, 1999:

Net sales ............................   $ 52,351   $ 13,007   $  7,582     $   --    $     --      $ 72,940
Operating income (loss) ..............     15,870      2,071        921     (1,779)     (2,570)       14,513
Depreciation .........................      1,464         31        369          8          --         1,872
Capital expenditures .................      7,782        158        308        271          --         8,519

Three months ended September 30, 2000:
Net sales ............................   $ 56,865   $ 17,335   $  7,200     $   --    $     --      $ 81,400
Operating income (loss) ..............     16,106      1,857      1,007     (1,007)     (2,714)       15,249
Depreciation .........................      1,878        287        319         62          --         2,546
Capital expenditures .................      3,243        190         37        108          --         3,578


Nine months ended September 30, 1999:
Net sales ............................   $150,821   $ 25,795   $ 24,806     $   --    $     --      $201,422
Operating income (loss) ..............     44,619      3,909      2,664     (4,513)     (7,583)       39,096
Depreciation .........................      4,768        306      1,107         16          --         6,197
Capital expenditures .................     11,513        214      2,440        343          --        14,510
Total assets (December 31) ...........    254,813     62,088     37,552     16,972          --       371,425

Nine months ended September 30, 2000:
Net sales ............................   $164,639   $ 49,033   $ 23,471     $   --    $     --      $237,143
Operating income (loss) ..............     47,605      6,959      2,839     (3,733)     (7,546)       46,124
Depreciation .........................      5,595        790        957        186          --         7,528
Capital expenditures .................     11,304      1,578        137       (867)         --        12,152
Total assets .........................    263,143     80,009     27,299     13,508          --       383,959


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:

o the impact of our ongoing evaluation of certain strategic alternatives, including the possible sale of Bacou USA and Bacou S.A.
o    continued demand for our current product lines;
o    the success of our new product introductions;
o the success of our acquisition strategy, including our ability to integrate new businesses and achieve expected cost savings;
o    continued availability and favorable pricing of raw materials;
o    the effect of any work stoppages;
o    competitive pressures;
o    general economic conditions, including fluctuations in interest rates; and
o    regulatory matters.

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

We currently believe the aforementioned process is likely to result in a sale of the business of Bacou USA and Bacou S.A. in their entireties to one purchaser in a single transaction. Although we cannot provide any assurances at this time whether or not a transaction will occur, we currently anticipate that any resulting transaction will be consummated in the first quarter of 2001. We will incur certain costs in connection with this process that will be charged to our operating results. We expect to incur these costs primarily in the fourth quarter of 2000 and the first quarter of 2001.

ACQUISITIONS

Effective July 1, 2000, we acquired Whiting + Davis, a manufacturer and distributor of metal mesh safety apparel. Operating results of Whiting + Davis have been included in our consolidated results beginning on July 1, 2000.

On April 1, 1999, we purchased substantially all the assets and assumed substantially all the liabilities of Perfect Fit, a manufacturer and distributor of protective gloves and other related products. Operating results of Perfect Fit have been included in our consolidated results beginning on April 1, 1999.

RESULTS OF OPERATIONS

The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated.


                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------      -----------------------------------
(in thousands, except percentages)              1999            2000                    1999             2000
                                        ----------------------------------      -----------------------------------

Net sales ...........................   $72,940    100.0%  $81,400   100.0%     $201,422   100.0%  $237,143   100.0%
Cost of sales (1) ...................    38,177     52.3    45,498    55.9       106,036    52.6    128,241    54.1
                                        -------    -----   -------   -----      --------   -----   --------   -----
Gross profit ........................    34,763     47.7    35,902    44.1        95,386    47.4    108,902    45.9

Operating expenses:
  Selling ...........................    10,070     13.8    11,382    14.0        28,752    14.3     34,397    14.5
  General and administrative ........     6,263      8.6     5,298     6.5        16,726     8.3     16,714     7.0
  Research and development ..........     1,347      1.9     1,463     1.8         3,819     1.9      4,325     1.8
  Amortization of intangible assets .     2,570      3.5     2,510     3.1         6,993     3.5      7,342     3.1
                                        -------    -----   -------   -----       -------   -----   --------   -----
Total operating expenses ............    20,250     27.8    20,653    25.4        56,290    28.0     62,778    26.4
                                        -------    -----   -------   -----       -------   -----   --------   -----

Operating income ....................    14,513     19.9    15,249    18.7        39,096    19.4     46,124    19.5
Other expense .......................     2,587      3.5     2,038     2.5         6,299     3.1      7,079     3.0
                                        -------    -----   -------   -----       -------   -----   --------   -----
Income before income taxes ..........    11,926     16.4    13,211    16.2        32,797    16.3     39,045    16.5
Income taxes ........................     4,291      5.9     4,745     5.8        11,780     5.9     14,142     6.0
                                        -------    -----   -------   -----       ------    -----   --------   -----
Net income ..........................   $ 7,635     10.5   $ 8,466    10.4      $ 21,017    10.4   $ 24,903    10.5
                                        =======    =====   =======   =====      ========   =====   ========   =====


(1)  Amounts  shown  above  include   non-operating   charges   resulting   from
acquisitions totaling $0.2 million for the three-and nine-month periods ended September 30, 2000, and $0.6 million for the nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Our net sales increased 11.6% from $72.9 million for the three months ended September 30, 1999 to $81.4 million for the three months ended September 30, 2000. Net sales for our safety segment increased 8.6% from $52.4 million in 1999 to $56.9 million in 2000, representing a 3.8% increase in domestic sales and a 33.9% increase in foreign sales. Net sales for our glove segment increased 33.3% from $13.0 million in 1999 to $17.3 million in 2000. Glove segment sales for the quarter included sales for our recently acquired Whiting + Davis business equal to $1.9 million. Net sales for our optical frames and instruments segment declined from $7.6 million in 1999 to $7.2 million in 2000.

Cost of Sales. Our cost of sales increased 19.2% from $38.2 million for the three months ended September 30, 1999 to $45.5 million for the three months ended September 30, 2000, due to increased sales volume.

Gross Profit. Our gross profit increased 3.3% from $34.8 million for the three months ended September 30, 1999 to $35.9 million for the three months ended September 30, 2000. Excluding acquisition-related inventory adjustments in 2000, our gross margin declined from 47.7% in 1999 to 44.4% in 2000. Our gross margin for the 2000-quarter was adversely affected due to a number of factors, primarily relating to product mix, i.e., over-proportional growth in lower-margin sales of glove products, self contained breathing apparatus products pursuant to municipal bids, and sales in international markets.

Operating Expenses. Our operating expenses increased 2.0% from $20.3 million for the three months ended September 30, 1999 to $20.7 million for the three months ended September 30, 2000. Our operating expenses as a percentage of sales declined from 27.8% for the three months ended September 30, 1999 to 25.4% for the three months ended September 30, 2000, primarily due to a decline in general and administrative expenses. Our general and administrative expenses declined due to reductions in spending and due to the timing of certain expenditures.

Operating Income. As a result of the foregoing, our operating income increased 5.1% from $14.5 million for the three months ended September 30, 1999 to $15.3 million for the three months ended September 30, 2000.

Other Expense. Other expense consists principally of net interest expense totaling $2.4 million in both the 1999 and 2000 periods. We had debt outstanding totaling $149.6 million at September 30, 1999, and $131.8 million at September 30, 2000, with interest rates on most of this debt variable based upon three-month LIBOR. Average interest rates were higher during the three months ended September 30, 2000, than average rates during the three months ended September 30, 1999 and, as a result, our net interest expense did not decline from 1999 to 2000.

Income Taxes. Our effective income tax rate was 35.9% for the three months ended September 30, 1999 and 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. As a result of the foregoing, our net income (excluding non-recurring items relating to acquisitions) increased 12.5% from $7.6 million for the three months ended September 30, 1999 to $8.6 million for the three months ended September 30, 2000. Our diluted earnings per share, again excluding non-recurring items, increased 11.6% from $0.43 in 1999 to $0.48 in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Our net sales increased 17.7% from $201.4 million for the nine months ended September 30, 1999 to $237.1 million for the nine months ended September 30, 2000. Net sales for our safety segment increased 9.2% from $150.8 million in 1999 to $164.6 million in 2000, representing a 5.7% increase in domestic sales and a 27.9% increase in foreign sales. Net sales for our glove segment increased by $23.2 million from $25.8 million in 1999 to $49.0 million in 2000. Operating results of our Perfect Fit business have been included for nine months and operating results of our Whiting + Davis business for three months in 2000, compared with the 1999-period which only included operating results of Perfect Fit and only for six months. The increase in glove segment sales of $23.2 million includes internal growth equal to $5.5 million, and an increase of $17.7 million attributable to the acquisition of these businesses. Net sales for our optical frames and instruments segment declined from $24.8 million in 1999 to $23.5 million in 2000.

Cost of Sales. Our cost of sales increased 20.9% from $106.0 million for the nine months ended September 30, 1999 to $128.2 million for the nine months ended September 30, 2000, due to increased sales volume.

Gross Profit. Our gross profit increased 14.2% from $95.4 million for the nine months ended September 30, 1999 to $108.9 million for the nine months ended September 30, 2000. Excluding acquisition-related inventory adjustments, our gross margin was 47.6% for the nine months ended September 30, 1999 and 46.0% for the nine months ended September 30, 2000. The reduction in our gross margin was primarily attributable to increases in the sale of lower margin glove products.

Operating Expenses. Our operating expenses increased 11.5% from $56.3 million for the nine months ended September 30, 1999 to $62.8 million for the nine months ended September 30, 2000. This increase resulted principally from inclusion of operating expenses of both our Perfect Fit and Whiting + Davis businesses for a longer period in 2000, and from volume-related increases in our selling expenses.

Operating Income. As a result of the foregoing, our operating income increased 18.0% from $39.1 million for the nine months ended September 30, 1999 to $46.1 million for the nine months ended September 30, 2000.

Other Expense. Other expense increased 12.4% from $6.3 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000. Other expense consists principally of net interest expense totaling $6.3 million in 1999 and $7.0 million in 2000. The increase in net interest expense from 1999 to 2000 is due to higher average debt balances outstanding in 2000, as a result of borrowings we made in connection with our acquisitions of Perfect Fit and Whiting + Davis, and also due to higher average interest rates in 2000.

Income Taxes. Our effective income tax rate was 35.9% in 1999 and 36.2% in 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes.

Net Income. As a result of the foregoing, our net income (excluding non-recurring items relating to acquisitions) increased 17.1% from $21.4 million for the nine months ended September 30, 1999 to $25.0 million for the nine months ended September 30, 2000. Our diluted earnings per share, again excluding non-recurring items, increased 16.5% from $1.21 in 1999 to $1.41 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of cash flow provided by our operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. EBITDA as reported by us is equal to operating income plus depreciation and amortization, adjusted (when applicable) for non-recurring items. Our EBITDA increased 15.7% from $52.9 million for the nine months ended September 30, 1999 to $61.2 million for the nine months ended September 30, 2000.

Our working capital increased $4.0 million from $44.0 million at December 31, 1999, to $48.0 million at September 30, 2000, primarily due to a $10.2 million increase in trade receivables. Our trade receivables have increased principally as a result of higher sales volume.

We used cash equal to $27.3 million during the nine months ended September 30, 2000, and $52.8 million during the nine months ended September 30, 1999, for investing activities. Capital expenditures totaled $12.2 million during the nine months ended September 30, 2000, and $14.5 million during the nine months ended September 30, 1999. In connection with our acquisition of Perfect Fit, we paid cash consideration totaling $37.8 million in April 1999, and we paid additional contingent consideration equal to $5.1 million (representing the total payment due) in March 2000. In connection with our acquisition of Whiting + Davis, we paid cash consideration equal to $11.3 million in July 2000.

The initial purchase price for our 1997 acquisition of Biosystems, Inc. may be increased if the operating results of this business during the year ending December 31, 2000, exceed certain defined thresholds of profitability. If defined profitability levels are not achieved, no contingent payments are required. If, however, the operating results of this business meet these defined profitability levels then a minimum contingent payment equal to $5.0 million will be due, increasing based upon a sliding scale thereafter. We are not able to estimate precisely whether, or to what extent, a contingent payment will be due. However, based upon annualized operating results of this business for the six months ended June 30, 2000, we believe that a contingent payment equal to $5.0 million may be due. Contingent payments would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems have the option to receive all or part of any payment in cash, up to a maximum cash payment of $12.0 million. Any contingent payment would be due in 2001 and would result in additional goodwill. We expect to finance the cash portion of any such payment from operations or bank borrowings.

In connection with recent acquisitions, we entered into two credit agreements with Banque Nationale de Paris ("BNP"). Pursuant to the credit agreements, BNP made term loans to Bacou USA in the original principal amount of $110.0 million (in February 1998) and $50.0 million (in March 1999). Both loans require principal repayments in equal quarterly installments over seven years and require quarterly interest payments at annual rates equal to three-month LIBOR plus 0.50% and 0.60%, respectively.

We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks ("Fleet"). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million ("Fleet Revolving Facility"). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either a) a fixed rate equal to LIBOR plus 0.70%, or b) a floating rate equal to Fleet's base rate. Principal outstanding on the Fleet Revolving Facility at September 30, 2000 was equal to $5.0 million and is scheduled for repayment on August 24, 2001.

Fleet also has agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation ("RIIFC Revenue Bonds"). At September 30, 2000, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Proceeds from these revenue bonds were used to fund the acquisition of our Rhode Island manufacturing facility in July 1999, to fund the construction of an addition to such facility (which has recently been completed) and for the purchase of machinery and equipment over a three-year period for use at such facility. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, equal to approximately 4.2% during the quarter ended September 30, 2000. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue preferred stock or additional common stock in order to fund potential future acquisitions. We believe we would have access to sufficient capital to consummate future acquisitions resulting from our strategy. Except for cash requirements to fund future acquisitions, we believe that cash flow provided by our operating activities together with unused borrowing capacity will be sufficient to fund working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We will be required to adopt the provisions of this statement January 1, 2001. We do not currently believe this pronouncement will have a material impact on our financial condition or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This pronouncement was effective for us on October 1, 2000 and will not have a material impact on our future financial condition or results of operations.

In  March  2000,  the  FASB  issued   Financial   Accounting   Standards  Board
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. This pronouncement did not have a material impact on our financial condition or results of operations.

In May 2000, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This standard was effective for us beginning on July 1, 2000 and required that certain sales incentives be classified either as (i) a reduction of revenue (rebates offered at the point of sale) or (ii) cost of sales (offers of free product). This pronouncement did not have a material impact on our financial condition or results of operations.

In September 2000, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This standard was effective for us beginning October 1, 2000, and required that amounts billed to customers for shipping and handling should be classified as sales. This standard will result in a reclassification of certain amounts on our income statement, but will not impact our financial condition or results of operations.

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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At September 30, 2000, we had debt outstanding totaling $131.8 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 6.6% at September 30, 2000.

We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from current interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $525,000, or $0.03 per share.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our Report on Form 10-K for the year ended December 31, 1999, we instituted a civil action for a declaratory judgment in the Rhode Island Superior Court. A second defendant has been added and this case has been removed to the U.S. District Court for the District of Rhode Island. The defendants have filed a counterclaim against us, which we have denied, for $4.0 million. The case is in discovery.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------
 Exhibit 27             Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 2000:

1. A report filed on July 6, 2000, for the purpose of reporting our acquisition of Whiting + Davis Safety, Inc.;

2. A report filed on July 10, 2000, for the purpose of reporting that both our principal shareholder and we had decided to explore strategic alternatives to enhance value for the shareholders of Bacou S.A. and Bacou USA;

3. A report filed July 14, 2000, for the purpose of reporting that Bacou USA and the principal shareholders of Bacou S.A. had engaged Deutsche Bank Securities, Inc. as financial advisor in connection with their exploration of strategic alternatives;

4. A report filed on July 18, 2000, for the purpose of reporting our financial results for the second quarter and six-months ended June 30, 2000; and

5. A report filed on August 9, 2000, for the purpose of reporting our acquisition of Platinum Protective Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2000


BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                           /s/ Jeffrey T. Brown
-------------------------------                ---------------------------------
    Adrien W. Hebert                               Jeffrey T. Brown
    Chief Financial Officer                        Chief Accounting Officer