Form 10-K405
period 2000-12-31
BACOU USA INC
filed 2001-03-30
CIK 1006027

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class: Common Stock, $.001 Par Value

Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed on the basis of $25.70 per share (the closing price of such stock on March 20, 2001 on The New York Stock Exchange): $130,077,081.

      As of March 20, 2001, there were 17,673,965 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General

      Bacou USA, Inc. (“Bacou”, “we”, “our” or “us”, as applicable) designs, manufactures and sells safety products that protect the sight, hearing, hands and respiratory systems of workers against occupational hazards, as well as related instrumentation including gas monitors and test equipment for self-contained breathing apparatus. We sell safety products that are marketed under the brand names Biosystems™, Howard Leight®, Lase-R Shield™, Perfect Fit™, Pro-Tech®, Survivair®, uvex® and Whiting+Davis®, principally to industrial safety and fire service distributors. We also design, manufacture and sell optical products under the Titmus® brand name, including eyeglass frames and components which we sell principally to optical laboratories, and vision screening equipment.

Recent Developments

  Strategic Review

      We announced on July 10, 2000 that both we and our majority shareholder, Bacou S.A., would engage investment bankers to explore strategic alternatives to enhance value for our respective shareholders. Bacou S.A. owns 12.6 million shares, or approximately 71.4%, of Bacou USA and is controlled by four members of the Bacou family (“Bacou Family”). In the event of a sale by the Bacou Family of its direct and indirect interests in Bacou S.A., a buyer also would own indirectly the 12.6 million shares of Bacou USA that are held by Bacou S.A., thereby obtaining indirect control of Bacou USA.

      Walter Stepan, a Director and Co-Chairman of Bacou USA, former President and CEO of Bacou USA and a Director of Bacou S.A., was selected to lead the internal task force on behalf of both companies to evaluate our strategic alternatives together with investment bankers.

      On July 14, 2000, we announced that Bacou USA and the Bacou Family had engaged Deutsche Bank Securities as financial advisor in connection with this review of strategic alternatives. At the same time, we announced an agreement with the Bacou Family that any offer for their interests in Bacou S.A. also would contain an undertaking to purchase the shares of the minority stockholders of Bacou USA and that any such purchase would be on substantially similar terms as those applicable to any sale by the Bacou Family of their indirect interests in Bacou USA. Terms of the agreements with Deutsche Bank Securities and the Bacou Family were detailed in a Form 8-K filing with the Securities and Exchange Commission on July 14, 2000. In addition, we have retained the investment banking firm of PaineWebber Incorporated (now known as UBS Warburg) to provide advice to the Oversight Committee of the Board of Directors regarding the fairness of any consideration offered to the minority public shareholders of Bacou USA.

      At the time of our announcement on July 14, we expected a decision to be reached, and any resulting transaction to be consummated, at the end of 2000 or the beginning of 2001. In December 2000, we announced that the process would continue into 2001. In February 2001, Bacou USA announced that the review of strategic alternatives was ongoing but was not expected to be concluded (nor any transaction consummated) during the first quarter of 2001. The process is still ongoing, and the outcome of the review cannot be determined at this time. Moreover, there can be no assurance that any transaction will result from the review of strategic alternatives and if achieved, when such transaction would be consummated.

  National Economic Conditions

      During the first quarter of 2001, leading economic indicators have pointed to a slowdown in the United States economy. A number of manufacturing companies and other businesses, including some companies that use our products, have announced layoffs and projections for reduced output in 2001. While it is premature to know the ultimate impact of such events on Bacou USA, it is possible that such actions could affect the volume of purchases of our products by these companies and as a result, there could be an adverse effect on our business and results of operations in 2001.

Segment Information

      We have three reportable segments — the safety segment, the glove segment and the optical frames and instruments segment. The safety segment includes consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which we sell principally to industrial safety distributors and, to a lesser extent, fire safety distributors. We began reporting a glove segment in connection with our April 1, 1999 acquisition of Perfect Fit Glove Co., Inc. and certain affiliates (“Perfect Fit”). Glove segment products include cut- and abrasion-resistant gloves, protective sleeves, liquid-proof gloves and metal mesh gloves and apparel, which we sell principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. We sell eyeglass frames and components principally to optical laboratories, which fit frames with prescription lenses to create completed eyewear products.

      You can find financial information about each of our segments and sales in geographical areas in Note 10 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Products — Safety Segment

  Protective Eyewear

      We sell uvex® brand non-prescription protective eyewear in a wide variety of styles of spectacles and goggles. All Uvex products have polycarbonate lenses that provide an impact-resistant barrier. The lenses are protected by proprietary coatings, which provide superior resistance to scratches and fogging. We also sell application-specific protective eyewear, including laser protective eyewear under the uvex®, LaserVision™ and Lase-R Shield™ brands.

  Hearing Protection

      We sell a full range of Howard Leight® brand hearing protection products that reduce the risk of long-term hearing loss from exposure to excessive noise levels. These products include disposable and reusable ear plugs, corded ear plugs, banded ear plugs and ear muffs. Additionally, we sell Howard Leight® brand ear plug dispensers for easy distribution of ear plug products to workers.

  Air Purifying Respirators and Supplied Air Respirators

      We sell a complete line of reusable half mask and full-face mask air purifying respirators under the Survivair® and Pro-Tech® brand names, as well as hazard specific cartridges and filters for removing various contaminants from the air. We also sell Survivair® brand self-contained breathing apparatus for industrial and fire protection applications, as well as air line respirators. Supplied air respirators provide an independent source of breathable air for workers in atmospheres immediately dangerous to their lives or health.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

      We sell Biosystems™ brand gas monitors and gas detectors, which sense and report levels of certain gases in the atmosphere of work sites and identify hazardous conditions. We also sell PosiChek™ brand test-benches, which are computer controlled, automatic testing systems that dynamically evaluate the proper performance of self-contained breathing apparatus.

Products — Glove Segment

      We sell Perfect Fit™ brand cut- and abrasion-resistant gloves, protective sleeves, MAPA Professional brand liquid-proof gloves and Whiting+Davis® brand metal mesh gloves and apparel, which products are sold primarily to industrial safety distributors.

Products — Optical Frames and Instruments Segment

      We sell Titmus® brand metal and plastic eyeglass frames and components for prescription protective eyewear. These products accommodate corrective lenses and, when completed with appropriate lenses, meet the standards for protective eyewear. We sell Titmus® brand occupational vision screening equipment that is used to determine whether an eye exam should be administered for prescribing corrective lenses.

Backlog

      We had a total backlog of approximately $11.3 million at December 31, 2000 and $10.3 million at December 31, 1999. We expect to fill all orders outstanding at December 31, 2000 during 2001.

Seasonality

      Our business has been subject to slight seasonal variations, which we have attributed to fluctuations in industrial activity and annual weather patterns. Historically, our sales from November through February have been somewhat lower than other periods due to anticipated lower demand in the more inclement winter months and planned inventory reductions by major distributors.

Marketing, Sales and Distribution

      We sell our safety products principally through industrial safety distributors. Additional channels of distribution differ by product line. Laser protective eyewear products are sold in markets serving medicine, industry, research laboratories and universities, and worldwide by laser manufacturers as accessories with their products. Fire service distributors sell Survivair® brand self-contained breathing apparatus and Biosystems™ brand gas detectors and test equipment for self-contained breathing apparatus. Perfect Fit cut- and abrasion-resistant gloves and sleeves, MAPA Professional liquid-proof gloves and Whiting+Davis® metal mesh gloves and apparel are also sold to companies in the meat packing, poultry, and food processing industries. We market uvex®, Howard Leight® and Pro-Tech® brand products in the do-it-yourself retail markets for home safety products. We also sell Howard Leight® brand products in the sport shooting and law enforcement markets. Optical laboratories and optical retailers are the main channels for distribution of Titmus® brand eyeglass frames and components for prescription protective eyewear. We market all of our products internationally, with uvex® brand products contractually limited to distribution in North, South and Central America. The sale of our products to purchasers in France is restricted under a corporate opportunities agreement with Bacou S.A., the principal stockholder of Bacou USA, Inc.

Manufacturing Operations

  Protective Eyewear

      We use a highly automated injection molding process to manufacture the frames and lenses of our uvex® brand non-prescription protective eyewear at our Uvex Safety Manufacturing, Inc. (“USM”) facility. We mold frame components in nylon, propionate and polyvinylchloride, and we mold our lenses from polycarbonate resin pellets. We operate a highly automated, integrated assembly and packaging system for our safety eyewear products, such as the astrospec® 3000 family of products and other high-volume products.

  Disposable and Reusable Ear Plugs and Ear Muffs

      We manufacture earplug products at our Howard Leight Industries (“HLI”) facility using proprietary, high volume automated machinery and equipment which mold polyurethane foam and polyvinylchloride into earplugs. We use injection molding to produce head bands for banded earplug products and ear muff bodies. We assemble all such products in our own facilities, except for two product lines of completed ear muffs, for which we contract with outside vendors.

  Air Purifying Respirators and Supplied Air Respirators

      We manufacture respirator bodies, cartridge and filter bodies, and certain other parts using injection and compression molding techniques at our Survivair facility. We produce most of our metal regulator parts using computer-assisted machining operations. We assemble finished respirators using these manufactured parts and components manufactured by outside vendors. Cartridges and filters for air purifying respirators are filled using high-speed, automated folding, filling and sealing machines.

  Gas Detectors and Test Equipment for Self-Contained Breathing Apparatus

      We assemble gas detection products and test equipment for self-contained breathing apparatus at our Biosystems facility using component parts manufactured by outside vendors. Component parts are requisitioned using a just-in-time approach, and material tracking is based on a work-in-process inventory management system and electronically initiated inventory replenishment. We utilize work cells for assembly of these products.

  Protective Gloves, Sleeves and Apparel

      We manufacture four types of seamless knit gloves and woven cloth material at our SCHAS Industries, LLC (“SCHAS”) facility where knitting machines produce glove shells and the finishing department sews a hem at the bottom of the wrist portion of each glove to prevent unraveling. We then transport these gloves to Perfect Fit where our coating operations apply an oil-based plastisol liquid to the gloves, which are then put through an automated printing and drying process. The Perfect Fit sewing department also produces cotton and Kevlar® tubular sleeves that individual users wear on their arms to help prevent cuts, burns and abrasions.

      We manufacture metal mesh gloves and apparel at our Whiting+Davis, Inc. facility where high-speed custom built machinery cuts and forms stainless steel and titanium wire into “U”-shaped staples. These rings are placed side-by-side and then forged into a circle shape that is then welded. These rings are formed into sheets of interlocked rings and are patterned for gloves, sleeves, aprons or tunics. The cut patterns are assembled on semiautomatic machines that join seams by inserting a “U” form into mating seam rings, closing the form after insertion and then welding the completed ring.

  Eyeglass Frames and Components and Vision Screening Equipment

      We manufacture certain Titmus® brand eyeglass frames and components for prescription protective eyewear in both metal and plastic at our Titmus Optical, Inc. (“Titmus”) facility. Metal products are made from wire in a process that includes cutting, bending, shaping, soldering, plating and colorizing. Our computer controlled milling operation produces plastic products. We assemble vision screening equipment using component parts manufactured by outside vendors.

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

Principal Customers

      We had no individual customers that accounted for 10% or more of consolidated net sales in 1998, 1999 or 2000. However, the loss of any of our principal customers could have a material adverse effect on our operations and financial condition.

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

      The Uvex astrospec® family of eyewear products has enjoyed significant success, resulting in many competitive copies of our products that are manufactured overseas, imported to the United States and sold at lower prices than comparable uvex® brand products. Although we have taken steps to introduce new, lower-priced products to compete in that market segment, copies of our astrospec products may continue to enjoy success in the marketplace against the astrospec family of eyewear products. We have taken steps, including litigation, to deter infringers from violating our patent rights.

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

Intellectual Property

      Our policy is to protect our intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. We protect these rights by filing applications for and registering trademarks and patents whenever such filings would provide greater protection than maintaining such information as trade secrets.

      We have the right to use the trademark uvex® in connection with protective eyewear and other safety products in all countries in North, Central and South America. Uvex Sports GmbH & Co. KG and Uvex Arbeitsschutz GmbH (together with their affiliates, “Uvex Germany”) have the right to use the uvex® name in connection with sports products throughout the world and with personal protective equipment products in countries outside of North, Central and South America. Pursuant to our agreement with Uvex Germany, we may sell personal protective equipment under the uvex® brand name only in North, Central and South America. The agreement also prohibits us from selling sports products, such as sunglasses or protective eyewear for sport activities, under the uvex® brand name regardless of geographic area.

      We also own a number of other patents and trademarks as a result of the acquisitions of Uvex Safety, Inc., Titmus Optical, Inc., Survivair, Inc., Lase-R Shield, Inc., Biosystems, Inc., Howard S. Leight & Associates, Inc., Perfect Fit Glove Co., Inc. and Whiting+Davis Safety. The Survivair® name is registered in the United States, Canada and Mexico and thirteen other countries in Europe and South America. The Biosystems PosiChek™ product has received patent protection in the United States. The “Leight” name and numerous other product names associated with Howard Leight are registered in the United States. Our Titmus subsidiary owns numerous trademarks under the Titmus® name for many of its products in the United States and throughout the world. Perfect Fit is licensed by DuPont to use the Kevlar® name on, and to utilize yarn made from Kevlar® fiber in, its products. The Whiting+Davis® name is registered in the United States.

      We also rely upon unpatented trade secrets for the protection of certain intellectual property rights. We protect our trade secrets by requiring certain of our employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with us. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of their relationship with us is to be kept confidential and not disclosed to third parties except in certain specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information or adequate remedies in the event of the unauthorized use or disclosure of such information. In addition, we can offer no assurance that others will not independently develop substantially equivalent proprietary information and technologies, otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to unpatented trade secrets. Further, we can offer no assurance that infringement or invalidity claims will not be asserted against us in the future. The costs of defending such claims, or an unfavorable determination with respect to litigation based on such claims, could have a material adverse effect on our business and financial condition.

Environmental Matters

      We are subject to federal, state and local environmental laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions into the air, discharges into the water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the costs of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Our manufacturing operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our obligations to comply with environmental regulations will not have a material adverse effect on our business or financial condition.

Employees

      At December 31, 2000, we employed 2,460 people on a full-time basis. Approximately 91 employees comprise a bargaining unit represented by the United Steelworkers of America (AFL-CIO-CLC) at our Titmus facility under a contract which was renewed on September 14, 2000 and runs for a period of two years. Approximately 85 employees comprise a bargaining unit represented by the United Steelworkers of America at our Whiting+Davis facility under a contract which runs until March 6, 2003. We consider the relationship with our employees to be good and we have not experienced any work stoppages.

Government Regulation and Industrial Standards

      Government regulation mandating the use of personal protective equipment for certain job classifications and work site environments is the most significant factor in the creation and continuation of demand for personal protective equipment in the United States. The Occupational Safety and Health Administration (“OSHA”) generally regulates workplace environments in the United States in which personal protective equipment must be worn and specifies the standards that such equipment must meet. Other United States governmental agencies further regulate the use of personal protective equipment and issue standards concerning the design and functionality of such equipment. We believe we comply in all material respects with the regulations and standards of these agencies.

      Certain regulatory agencies in the United States and Canada each mandate that our products meet performance standards established by private groups, such as the American National Standards Institute (“ANSI”) and the Canadian Standards Association (“CSA”), respectively. Our safety eyewear products are subject to the latest applicable standards, which currently include ANSI Standard Z87.1-1989 and CSA Standard Z94.3-1992. These standards require that protective eyewear be tested for optical performance, penetration, high velocity impact, high mass impact and other integral product performance features. We maintain and operate on-site testing labs at our Smithfield, Rhode Island and Petersburg, Virginia facilities that are equipped to perform necessary tests. Our hearing protection products are subject to ANSI Industrial Standard S3.19-1974, which incorporates by reference S12.6-1997. Our HLI facility in San Diego, California includes an audiometric testing lab certified by the National Institute for Occupational Safety and Health (“NIOSH”), which exceeds standards and procedures outlined by regulatory requirements and the Audiology Society of America. We test Perfect Fit™ brand gloves at certified independent labs in order to meet standardization class ratings for tear, puncture, heat and cut resistance by the European Community.

      OSHA specifies that respiratory protection products must meet application-specific performance standards that are set by NIOSH. In addition, many respiratory products require approval by the National Fire Protection Association. In order to achieve regulatory approval, we maintain and operate an on-site lab at our Santa Ana, California facility that is equipped to conduct most necessary tests.

Executive Officers of Bacou

      The names, positions, ages and business experiences during the past five years of the executive officers of Bacou and its principal subsidiaries or divisions, as of March 20, 2001, are set forth below:

Name	Position with the Company	Age

Walter Stepan	Co-Chairman. Chairman of Bacou USA Safety, Inc. (“Bacou Safety”), Perfect Fit and Titmus	62

Philip B. Barr	President and Chief Executive Officer (“CEO”). Vice Chairman of Bacou Safety, Vice Chairman and CEO of Perfect Fit and Titmus, Chairman and CEO of Platinum Protective Products, Inc. (“Platinum”) and SCHAS, Chairman of USM	49

Luis Alvarez	Vice President and General Manager of the HLI division of Bacou Safety	40

Harvey I. Aronoff	Vice President-Manufacturing of Bacou Safety	58

John J. Bell	President of Survivair division of Bacou Safety. Executive Vice President (“EVP”) of Bacou Safety	55

Alan H. Bennett	Chief Operating Officer (“COO”). President and CEO of Bacou Safety and USM; President of the Uvex Safety division of Bacou Safety; COO of Perfect Fit, Platinum, SCHAS and Titmus	58

Jeffrey T. Brown	Vice President-Financial Reporting, Chief Accounting Officer, Treasurer and Assistant Secretary	41

John F. Burt, Jr.	President of Biosystems division of Bacou Safety. EVP of Bacou Safety	58

Thomas J. Goeltz	President of Titmus	57

Adrien W. Hebert	Vice President-Finance and Chief Financial Officer	50

Barry J. Kadets	Vice President-Information Systems and Chief Information Officer	57

Winfield W. Major	General Counsel, Secretary and Assistant Treasurer	53

Harry D. Neff, II	Senior Vice President-Sales of Bacou Safety (with responsibility for Uvex Safety and HLI sales force)	54

Frank A. Stucke	President of Perfect Fit, SCHAS and Platinum	45

Steven P. Tolisano	Vice President-Corporate Compliance	51

      Officers are elected annually by the Board of Directors of the respective entity and serve at the discretion of each such Board.

      Mr. Stepan has been Co-Chairman since May 1999. He served as Vice Chairman from February 1995 to May 1999 and as President and CEO from February 1995 to December 1999. Mr. Stepan served as President and CEO of Uvex Safety, Inc. and its predecessors from 1988 until December 1997 when Uvex Safety was merged into Bacou Safety, of which Mr. Stepan became Chairman, President and CEO from January 1998 until December 1999 and remains as Chairman. He was Chairman of USM from January 1998 through December 1999. Mr. Stepan has been Chairman of Titmus since September 1995, Chairman of Perfect Fit since April 1999 and was Chairman of SCHAS from April 1999 until December 1999. Mr. Stepan is a Director of Bacou S.A. and its affiliate, Bacou Industrial & Trading (Shanghai) Co., Ltd. He is a Director of Uvex Safety Australia Pty Ltd. and Uvex (UK) Limited, joint ventures among Uvex Germany, Bacou International B.V. (an affiliate of Bacou S.A.) and Bacou USA.

      Mr. Barr has been President and CEO of Bacou since January 2000. He served as Executive Vice President from October 1996 until December 1999 and as COO from February 1999 through December 1999. He was Vice President of Bacou from August 1995 until October 1996 and served as Chief Financial Officer and Secretary of Bacou from August 1995 until May 1999, and as Treasurer of Bacou from August 1995 until June 1998. He has served as Vice Chairman of Bacou Safety since December 1997. He has been Vice Chairman of Titmus since 1995 and is currently Vice Chairman and CEO. He served as Vice Chairman of USM from December 1997 until December 1999 and is currently Chairman. He has served as Vice Chairman of Perfect Fit since April 1999 and was Vice Chairman of SCHAS from April 1999 through December 1999. He currently serves as CEO of Perfect Fit and as Chairman and CEO of Platinum and SCHAS.

      Mr. Alvarez has served as Vice President and General Manager of HLI since January 24, 2000. Prior to that time, he served as Director of Operations/ Manufacturing for McGladrey & Pullen, LLP, a manufacturing consultant group, from April 1997 to January 2000 and as General Manager of Day Runner Inc., a manufacturing company, from October 1994 to March 1997.

      Mr. Aronoff has served as Vice President-Manufacturing of Bacou Safety since January 1, 2000. Prior to that time, he was President and CEO of HIA & Associates, Inc., a management consulting and industrial engineering firm, from 1983 to December 1999, in which capacity he performed manufacturing consulting work for Bacou.

      Mr. Bell has been President of Survivair since May 1997 and of its predecessor company, Survivair, Inc., since 1992. He has served as Executive Vice President of Bacou Safety since May 1998.

      Mr. Bennett has been COO of Bacou since January 2000. He was Executive Vice President of Bacou Safety from February 1999 to December 1999 and has served as President and CEO since January 2000. He serves as COO of Perfect Fit, Platinum, SCHAS and Titmus and as President and CEO of USM. Prior to his employment with Bacou, he was a business consultant from 1995 to 1998 and served as President of Safety Supply America division of Figgie International from 1989 to 1994.

      Mr. Brown has been Vice President-Financial Reporting and Assistant Secretary since May 1999. He served as Director of Corporate Reporting from May 1998 until May 1999 and has been Treasurer since May 1998. He served as Corporate Controller from August 1995 until May 1998 and has been Chief Accounting Officer of Bacou since August 1995.

      Mr. Burt founded Biosystems, Inc. in 1981 and served as President of that company until its merger into Bacou Safety in March 1998. He has been President of the Biosystems division of Bacou Safety since that date. He has served as Executive Vice President of Bacou Safety since May 1998.

      Mr. Goeltz has served as President of Titmus since April 1999. He was Senior Vice President-Sales of Titmus from January 1997 until April 1999 and was Vice President-Sales & Marketing from January 1993 until January 1997.

      Mr. Hebert has served as Vice President-Finance and Chief Financial Officer since May 1999. He served as Vice President-Finance and Corporate Controller from May 1998 until May 1999. He was Manager of Corporate Development of Bacou from April 1997 to May 1998 and was a Financial Consultant to Bacou from

November 1996 until April 1997. Prior to joining Bacou, Mr. Hebert was Vice President and Chief Financial Officer of Encon Systems, Inc. from 1991 until 1996.

      Mr. Kadets has served as Vice President-Information Systems since March 2000 and as Chief Information Officer since May 1997. Prior to joining Bacou, he served as Chief Information Officer of Encore Computer, Inc. from January 1990 through February 1997.

      Mr. Major has served as General Counsel since June 1998 and as Secretary and Assistant Treasurer since May 1999. From 1994 to 1998 he was Counsel to the law firm of Edwards & Angell, LLP, our primary outside counsel.

      Mr. Neff has been Senior Vice President-Sales for Bacou Safety since January 1998. He served as Senior Vice President - Sales of Uvex Safety since 1997 and as Vice President - Sales from 1992 until 1997.

      Mr. Stucke has served as President of Perfect Fit since January 2001 and as President of SCHAS and its predecessors since October 1997. He was Executive Vice President of Perfect Fit and its predecessors from November 1983 through December 2000.

      Mr. Tolisano has served as Vice President - Corporate Compliance since May 1999. He served as Vice President of Uvex Safety, Inc. from October 1994 to December 1997 when it was merged into Bacou Safety. He served as VP Finance of the Uvex Safety division of Bacou Safety from January 1998 until April 1999.

Item 2.  Description of Properties

      The following table sets forth the location of the facilities that Bacou owns or leases, the square footage and the principal function of each such facility. All facilities are used for the safety segment other than the Petersburg, Virginia facility, which is used for the optical frames and instruments segment and the Cheektowaga, New York, Wilkesboro, North Carolina and Attleboro Falls, Massachusetts facilities, which are used for the glove segment.

	Approximate	Owned or
Location	Square Footage	Leased	Function

Smithfield, Rhode Island	170,000	Owned (subject to encumbrance by bond financing agency)	Corporate headquarters; manufacturing, assembly, warehouse and distribution facility for protective eyewear products

San Diego, California	100,000	Owned	Manufacturing, assembly, warehouse and distribution for hearing protection products

Tijuana, Mexico	50,000	Leased	Manufacturing and assembly facilities for hearing protection and respiratory products

Petersburg, Virginia	130,000	Owned	Manufacturing, assembly, warehouse and distribution facility for eyeglass frames and components and vision screening equipment in 115,000 sq. ft. with 2nd floor of building leased to a third party

Cheektowaga, New York	100,000	Owned	Manufacturing, assembly, warehouse and distribution facility for protective gloves

Cheektowaga, New York	80,000	Leased	Warehouse and distribution facility for protective gloves

Wilkesboro, North Carolina	115,000	Leased	Manufacturing, warehouse and distribution facilities for protective gloves

	Approximate	Owned or
Location	Square Footage	Leased	Function

Santa Ana, California	93,000	Leased	Manufacturing, assembly, warehouse and distribution facility for respiratory protection products

Middletown, Connecticut	45,000	Leased	Assembly, warehouse and distribution facility for gas monitors

Smithfield, Rhode Island	32,000	Leased	Warehouse for protective eyewear products

Attleboro Falls, Massachusetts	36,000	Leased	Manufacturing, assembly, office, warehouse and distribution facility for metal mesh protective products

Bollington, Cheshire, U.K	1,400	Leased	Sales office for hearing protection products in Europe

Florence, Kentucky	20,000	Leased	Warehouse and distribution facility for hearing protection products

Albuquerque, New Mexico	900	Leased	Regional sales office for laser protection equipment

Shafer, Minnesota	700	Leased	Regional sales and administrative office for protective eyewear and hearing protection products

Recent Developments

      The following information is provided with respect to our two manufacturing and assembly operations in California, the Survivair respiratory products facility in Santa Ana, and the HLI hearing protection products facility in San Diego:

      In recent months, there have been instances of electricity shortages in the State of California. The two leading electric utility companies in the state, Pacific Gas & Electric Co. and Southern California Edison Co., have been unable to meet the demands of all their customers for power supply, have reported poor financial results and potential problems meeting their outstanding financial obligations. In particular, California has experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. In order to limit our exposure at our two California facilities, we have maintained inventory levels at approximately six weeks at Survivair and 3.5 weeks at HLI. Our key supplies of cylinders for self-contained breathing apparatus and carbon for cartridges at Survivair are manufactured in California, however, as a reserve against interruptions, we maintain approximately one month supply of safety stocks of these key products at Survivair. Our critical supplies of polyurethane prepolymer and latex for HLI are produced outside of California.

      We have not experienced blackouts at either of our California facilities to date, but blackouts have interrupted the operations of some of our suppliers and customers. Notwithstanding the foregoing, blackouts in California, even of relatively short duration, could impair or temporarily interrupt our operations in those locations, not only with respect to oversight of existing operations, but also in research and development of new products. We could not readily or inexpensively relocate these manufacturing operations to other sites outside of California.

Item 3.  Legal Proceedings

      We are not aware of any material pending legal proceedings to which we or any of our affiliates is a party, or was a party during the fiscal year ended December 31, 2000.

      On February 22, 2000 we instituted a civil action in the Rhode Island Superior Court seeking a Declaratory Judgment interpreting language in a January 12, 1998 letter agreement between Bacou USA, Inc. and Director Howard S. Leight regarding whether Bacou carried out its obligations under such agreement. Continental Polymers, Inc., a company in which Mr. Leight owns a 40% interest, has been added as a party and has filed a counterclaim for $4 million against Bacou USA and Bacou Safety. Both Bacou entities have denied the allegations in the counterclaim. The case has been removed to U.S. District Court for the District of Rhode Island and is currently in discovery. The case is expected to reach trial by the fourth quarter of 2001.

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

      For information regarding the high and low sales prices of our common stock and dividends for each quarterly period, see Note 11 to the consolidated financial statements included in Item 8 herein. As of March 20, 2001, the closing price for our common stock was $25.70 per share and there were approximately 31 holders of record.

Item 6.  Selected Financial Data

      The following table sets forth selected financial data of Bacou for the periods indicated. Selected financial data for each of the years in the five-year period ended December 31, 2000 were derived from financial statements of Bacou which were audited by KPMG LLP, independent certified public accountants, whose report with respect to the three-year period ended December 31, 2000 appears in Item 8. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere herein.

	Year Ended December 31,

	1996	1997(1)	1998(2)	1999(3)	2000(4)

	(in thousands, except per share data)

Statement of Income Data:

Net sales(5)	$110,065	$132,156	$221,093	$274,658	$319,724

Cost of sales	47,355	64,467	105,856	145,038	172,638

Gross profit	62,710	67,689	115,237	129,620	147,086

Operating expenses:

Selling(5)	17,871	22,945	37,172	41,363	49,926

General and administrative	9,176	11,184	22,895	22,597	22,231

Non-recurring costs — evaluation of strategic alternatives	—	—	—	—	1,126

Research and development	—	1,110	4,000	5,274	5,643

Purchased in-process research and development	—	3,721	4,680	—	—

Amortization of intangibles assets	4,039	4,095	7,748	9,440	9,850

Total operating expenses	31,086	43,055	76,495	78,674	88,776

Operating income	31,624	24,634	38,742	50,946	58,310

Other expense (income), net	45	(376)	6,054	8,591	9,497

Income before income taxes	31,579	25,010	32,688	42,355	48,813

Income taxes	12,202	10,588	11,678	15,165	17,933

Net income(6)	$19,377	$14,422	$21,010	$27,190	$30,880

Earnings per share:

Basic(6)(7)	$1.18	$0.83	$1.19	$1.54	$1.75

Diluted(6)(7)	$1.18	$0.83	$1.19	$1.54	$1.73

Weighted average shares outstanding:

Basic	16,406	17,383	17,601	17,624	17,652

Diluted	16,436	17,411	17,723	17,696	17,835

Balance Sheet Data (end of period):

Working capital	$40,820	$34,509	$30,910	$44,010	$51,109

Total assets	125,109	152,351	293,770	371,425	379,530

Total long-term debt, excluding current installments	—	—	92,050	120,256	98,178

Common stock subject to a put option	—	9,450	9,450	—	—

Stockholders’ equity	112,407	122,902	144,462	181,455	213,075

(1)	Includes operating results of Survivair from May 30, 1997 and of Biosystems from September 30, 1997

(2)	Includes operating results of HLI from February 27, 1998

(3)	Includes operating results of Perfect Fit and affiliates from April 1, 1999

(4)	Includes operating results of Whiting+Davis from July 1, 2000

(5)	Amounts have been adjusted to conform to the requirements of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”) — see note 1(d) to the consolidated financial statements included with Item 8 herein

(6)	Operating results of Bacou for the years 1997-2000, include various non-recurring items consisting of acquisition-related costs and charges, a 1998 severance charge equal to $1.4 million, and costs equal to $1.1 million in 2000 incurred in connection with our evaluation of strategic alternatives. Excluding non-recurring items, and including operating results of the acquired companies as described above, Bacou’s net income, and both basic and diluted earnings per share, would have been as follows for each of the periods presented (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”):

	Year Ended December 31,

	1996	1997	1998	1999	2000

Net income	$19,377	$19,498	$25,793	$27,544	$32,132

Earnings per share:

Basic	$1.18	$1.12	$1.46	$1.56	$1.82

Diluted	$1.18	$1.12	$1.46	$1.56	$1.80

(7)	Bacou neither declared nor paid any cash dividends during any of the periods presented.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, as well as our selected financial data, all appearing elsewhere herein. Statements contained in this discussion or elsewhere in this filing that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the following:

•	the impact of our ongoing evaluation of certain strategic alternatives, including the possible sale of Bacou USA and Bacou S.A.;

•	general economic conditions, including the effect of reductions in the number of employees in industries which utilize our products;

•	continued demand for our current product lines;

•	the success of our new product introductions;

•	the success of our acquisition strategy, including our ability to integrate new businesses;

•	continued availability and favorable pricing of raw materials;

•	the effect of any work stoppages;

•	the effect of any business interruption resulting from electricity shortages;

•	competitive pressures;

•	fluctuations in interest rates; and

•	regulatory matters.

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

Background

  Effect of Acquisitions

      We are pursuing a business strategy that includes acquisitions as an important element. As described more fully below, we completed five acquisitions during the past four years, which have significantly increased our product offerings and size. Annual net sales volume has increased from $110.1 million for the year ended December 31, 1996 to $319.7 million for the year ended December 31, 2000. Our gross margin and operating margin for the year ended December 31, 1996, were 57.0% and 28.7%, respectively. Historical margins attributable to the operations of businesses acquired by us have generally been lower than margins at our platform Uvex Safety business. As such, inclusion of acquired businesses with our existing Uvex Safety business has also resulted in a decline in our margins during the five-year period ended December 31, 2000.

      On June 30, 2000, we purchased substantially all of the assets and assumed substantially all of the liabilities of Whiting+Davis, a manufacturer and distributor of metal mesh gloves, sleeves and apparel.

      On April 1, 1999, we purchased substantially all of the assets and assumed substantially all of the liabilities of Perfect Fit, a manufacturer and distributor of protective gloves and other related products. We paid cash consideration of $42.2 million for the acquisition of the Perfect Fit business.

      Effective February 27, 1998, we purchased substantially all of the assets and assumed substantially all of the liabilities of Howard Leight, a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of Howard Leight indebtedness.

      We acquired all of the outstanding capital stock of Comasec Holdings, Inc. on May 30, 1997 for cash consideration of $27.4 million. The assets of Comasec consisted primarily of its wholly-owned subsidiary, Survivair, Inc., a manufacturer of respiratory protection products. On September 30, 1997, we also acquired all of the capital stock of Biosystems, Inc., a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of our common stock having a fair market value equal to $13.5 million.

      Operating results for each of the above acquisitions have been included in our consolidated financial statements beginning with the respective acquisition dates.

      Certain non-recurring costs, principally relating to acquisitions, have been included in our 1997, 1998, 1999 and 2000 operating results. In connection with the acquisitions of Howard Leight, Survivair and Biosystems, we allocated a portion of the acquisition price to the fair value of purchased in-process research and development. These amounts, totaling $3.7 million in 1997 and $4.7 million in 1998, were charged to operating expenses in full upon the date of acquisition. In connection with our acquisitions, acquired inventories were adjusted to fair values, and these adjustments were subsequently charged to cost of sales when the acquired inventories were sold. These amounts were equal to $2.1 million in 1997, $1.0 million in 1998, $0.6 million in 1999 and $0.2 million in 2000. We also paid cash bonuses in the amount of $0.6 million in 1998 to certain senior executives of Howard Leight in connection with that acquisition, which have been included with general and administrative expenses. The following discussion provides an analysis of our actual operating results, and also analyzes our operating results excluding the effect of acquisition-related and other non-recurring items.

Results of Operations

      The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated (in thousands, except percentages).

	Year Ended		Year Ended		Year Ended
	December 31, 1998		December 31, 1999		December 31, 2000

Net sales(1)	$221,093	100.0%	$274,658	100.0%	$319,724	100.0%

Cost of sales(2)	105,856	47.9	145,038	52.8	172,638	54.0

Gross profit	115,237	52.1	129,620	47.2	147,086	46.0

Operating expenses:

Selling(1)	37,172	16.7	41,363	15.1	49,926	15.6

General and administrative(3)	22,895	10.4	22,597	8.2	22,231	7.0

Non-recurring costs — evaluation of strategic alternatives	—	—	—	—	1,126	0.3

Research and development	4,000	1.8	5,274	1.9	5,643	1.8

Purchased in-process research and development	4,680	2.1	—	—	—	—

Amortization of intangible assets	7,748	3.5	9,440	3.4	9,850	3.1

Total operating expenses	76,495	34.5	78,674	28.6	88,776	27.8

Operating income	38,742	17.6	50,946	18.6	58,310	18.2

Other expense, net	6,054	2.8	8,591	3.2	9,497	3.0

Income before income taxes	32,688	14.8	42,355	15.4	48,813	15.2

Income taxes	11,678	5.3	15,165	5.5	17,933	5.5

Net income	$21,010	9.5%	$27,190	9.9%	$30,880	9.7%

(1)	Amounts have been adjusted to conform to the requirements of EITF No. 00-10 (see note 1(d) to the consolidated financial statements included with Item 8 herein).

(2)	Includes acquisition-related costs totaling $1,013,000 in 1998, $590,000 in 1999 and $204,000 in 2000.

(3)	Includes non-recurring charges for termination benefits totaling $1,425,000 and acquisition-related bonuses totaling $600,000 for the year ended December 31, 1998.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Our net sales increased 16.4% from $274.6 million for the year ended December 31, 1999 to $319.7 million for the year ended December 31, 2000. Net sales for our safety segment increased 9.0% from $202.7 million in 1999 to $221.0 million in 2000, entirely as a result of internal growth in units shipped. Net sales for our glove segment increased 70.8% from $39.9 million in 1999 to $68.1 million in 2000. Operating results of our Perfect Fit business have been included for a full year and operating results of our Whiting + Davis business for six months in 2000, compared with the 1999-period which only included operating results of Perfect Fit and only for nine months. The increase in glove segment sales of $28.3 million includes internal growth equal to $8.6 million (21.5%), and an increase of $19.7 million (49.3%) attributable to the acquisition of these businesses. Net sales for our optical frames and instruments segment declined from $32.0 million in 1999 to $30.6 million in 2000. The combined international sales of all three segments increased 23.2% from $37.0 million in 1999 to $45.5 million in 2000.

      Cost of Sales. Our cost of sales increased 19.0% from $145.0 million for the year ended December 31, 1999 to $172.6 million for the year ended December 31, 2000, due to increased sales volume.

      Gross Profit. Our gross profit increased 13.5% from $129.6 million for the year ended December 31, 1999 to $147.1 million for the year ended December 31, 2000. Excluding acquisition-related inventory adjustments, our gross margin was 47.4% for the year ended December 31, 1999 and 46.1% for the year ended December 31, 2000. The reduction in our gross margin was primarily attributable to substantial increases in the sales of our glove products, which have lower gross margins than our other product lines.

      Operating Expenses. Our operating expenses increased 12.8% from $78.7 million for the year ended December 31, 1999 to $88.8 million for the year ended December 31, 2000. This increase resulted principally from inclusion of operating expenses of both our Perfect Fit and Whiting + Davis businesses for a longer period in 2000, from volume-related increases in our selling expenses, and due to non-recurring costs totaling $1.1 million incurred in connection with our ongoing evaluation of certain strategic alternatives. Excluding these non-recurring costs, our operating expenses were 28.6% of net sales in 1999 and 27.5% of net sales in 2000. Our ratio of operating expenses to net sales declined due to higher sales volume in 2000 and our ability to limit increases in general and administrative expenses.

      We are continuing our evaluation of strategic alternatives and expect to incur additional costs during 2001 in connection with this process.

      Operating Income. As a result of the foregoing, our operating income increased 14.5% from $50.9 million for the year ended December 31, 1999 to $58.3 million for the year ended December 31, 2000.

      Other Expense. Other expense increased 10.5% from $8.6 million for the year ended December 31, 1999 to $9.5 million for the year ended December 31, 2000. Other expense consists principally of net interest expense totaling $8.3 million in 1999 and $9.4 million in 2000. The increase in net interest expense from 1999 to 2000 is due to higher average debt balances outstanding in 2000, as a result of borrowings we made in connection with our acquisitions of Perfect Fit and Whiting + Davis, and also due to higher average interest rates in 2000.

      Income Taxes. Our effective income tax rate was 35.8% in 1999 and 36.7% in 2000. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. We have not recorded a tax benefit on any of the costs incurred in connection with our evaluation of strategic alternatives, thereby resulting in an increase to our effective tax rate from 1999 to 2000.

      Net Income. As a result of the foregoing, our net income increased 13.6% from $27.2 million for the year ended December 31, 1999 to $30.9 million for the year ended December 31, 2000, and our diluted earnings per share increased 12.3% from $1.54 in 1999 to $1.73 in 2000. Our net income (excluding non-recurring items in both periods) increased 16.7% from $27.5 million for the year ended December 31, 1999 to $32.1 million for the year ended December 31, 2000. Our diluted earnings per share, again excluding non-recurring items, increased 15.4% from $1.56 in 1999 to $1.80 in 2000.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Sales. Our net sales increased 24.2% from $221.1 million for the year ended December 31, 1998 to $274.6 million for the year ended December 31, 1999. Net sales in 1999 included sales totaling $39.9 million for our glove segment, consisting entirely of the Perfect Fit business (acquired by us on April 1, 1999), accounting for an increase of 18.1%.

      Net sales for our safety segment increased 6.6% from $190.1 million in 1998 to $202.7 million in 1999, while net sales for our optical frames and instruments segment increased 3.5% from $31.0 million in 1998 to $32.0 million in 1999.

      Cost of Sales. Our cost of sales increased 37.0% from $105.9 million for the year ended December 31, 1998 to $145.0 million for the year ended December 31, 1999, primarily due to inclusion of operating results of acquired businesses.

      Gross Profit. Our gross profit increased 12.5% from $115.2 million for the year ended December 31, 1998 to $129.6 million for the year ended December 31, 1999. Our overall gross margin (excluding non-recurring items in both periods) declined from 52.6% in 1998 to 47.4% in 1999, principally due to lower gross margins attributable to the glove segment.

      Operating Expenses. Our operating expenses increased 2.9% from $76.5 million for the year ended December 31, 1998 to $78.7 million for the year ended December 31, 1999. Excluding non-recurring items in 1998, operating expenses increased 12.7% from $69.8 million in the 1998 period to $78.7 million in the 1999 period. This increase resulted principally from inclusion of operating expenses of acquired businesses.

      Excluding non-recurring items, our operating expenses were 31.6% of net sales in 1998 and 28.6% of net sales in 1999. Our ratio of operating expenses to net sales declined principally due to inclusion in 1999 of the operating results of our Perfect Fit business, which has historically had lower selling, general and administrative costs as a percentage of its net sales.

      Operating Income. Principally as a result of non-recurring items in the 1998 period, our operating income of $50.9 million for the year ended December 31, 1999, was 31.5% higher than our operating income of $38.7 million for the year ended December 31, 1998. Excluding non-recurring items in both periods, our operating income increased 10.9% from $46.5 million in the 1998 period to $51.5 million in the 1999 period, while our operating margin declined from 21.0% in 1998 to 18.8% in 1999. Inclusion of the operating results of our newly acquired glove segment during 1999 was the principal cause for the decline in our consolidated operating margin from 1998 to 1999.

      Other Expense. Other expense increased 41.9% from $6.1 million for the year ended December 31, 1998 to $8.6 million for the year ended December 31, 1999. Other expense consists principally of net interest expense totaling $6.2 million in the 1998 period and $8.3 million in the 1999 period. The increase in net interest expense from 1998 to 1999 is due to additional borrowings we made in connection with acquisitions.

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

Liquidity and Capital Resources

      Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of our cash flow provided by operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. EBITDA as reported by us is equal to operating income plus depreciation and amortization, adjusted (when applicable) for non-recurring items. Principally due to increased profitability, our EBITDA increased 14.8% from $68.8 million for the year ended December 31, 1999 to $79.0 million for the year ended December 31, 2000.

      Our working capital increased by $7.1 million from $44.0 million at December 31, 1999, to $51.1 million at December 31, 2000, primarily due to increases in trade receivables. Our trade receivables have increased principally as a result of higher sales volume.

      We used cash equal to $28.4 million during the year ended December 31, 2000, and $59.1 million during the year ended December 31, 1999, for investing activities — primarily capital expenditures and investments in new businesses. Capital expenditures totaled $11.9 million (net of cash received from insurance proceeds and asset disposals) during the year ended December 31, 2000, and $18.9 million during the year ended December 31, 1999. In connection with our acquisition of Perfect Fit, we paid cash consideration totaling $37.1 million in 1999. We used cash equal to $16.7 million in 2000 consisting principally of a final payment of contingent consideration due on the acquisition of Perfect Fit and amounts paid to acquire Whiting+Davis.

      Pursuant to our stock purchase agreement with Biosystems, Inc., the initial purchase price for our 1997 acquisition of that company may be increased if the operating results of this business during the year ended December 31, 2000, exceed certain defined thresholds of profitability. If defined profitability levels are not achieved, no contingent payment is required. If, however, the operating results of this business meet these defined profitability levels then a minimum contingent payment equal to $5.0 million will be due, increasing based upon a sliding scale thereafter. Preliminary indications are that a contingent payment is not due, but, if due, would not exceed $5.0 million. According to the purchase agreement, a final determination on this matter is not required to be made until April 15, 2001 and may be subject to arbitration provisions after that date. Contingent payments (if any) would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems, Inc. have the option to receive all or part of any payment in cash. Any contingent payment would be due in 2001 and would result in additional goodwill. We expect to finance the cash portion of any such payment from operations or bank borrowings.

      In connection with certain acquisitions, we entered into two credit agreements with Banque Nationale de Paris (“BNP”). Pursuant to the credit agreements, BNP made term loans to Bacou USA in the original principal amount of $110.0 million (in February 1998) and $50.0 million (in March 1999). Both loans require principal repayments in equal quarterly installments over seven years and require quarterly interest payments at annual rates equal to three-month LIBOR plus 0.50% and 0.60%, respectively.

      We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks (“Fleet”). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million (“Fleet Revolving Facility”). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either (a) a fixed rate equal to LIBOR plus 0.70%, or (b) a floating rate equal to Fleet’s base rate. Principal outstanding on the Fleet Revolving Facility at December 31, 2000 was equal to $5.2 million and is scheduled for repayment on August 24, 2001.

      Fleet also has agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation (“RIIFC Revenue Bonds”). At December 31, 2000, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Proceeds from these revenue bonds were used to fund the acquisition of our Rhode Island manufacturing facility in July 1999, to fund the construction of an addition to such facility (which has recently been completed) and for the purchase of machinery and equipment over a three-year period for use at such facility. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

      In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, which averaged 4.3% during the year ended December 31, 2000. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

      We are pursuing a business strategy that includes acquisitions as an important element. As a result, we may incur additional indebtedness, may be required to negotiate additional credit facilities, or may issue preferred stock or additional common stock in order to fund potential future acquisitions. We believe we would have access to sufficient capital to consummate future acquisitions. Except for cash requirements to fund acquisitions, we believe that cash flow provided by our operating activities together with unused borrowing capacity will be sufficient to fund our working capital requirements, debt service requirements and capital expenditures for the foreseeable future.

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

New Accounting Pronouncements

      In September 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We were required to adopt the provisions of this statement January 1, 2001. Adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

      In September 2000 the FASB Emerging Issues Task Force discussed Issue No. 00-22 “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future”, and Issue No. 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”. A consensus has not yet been reached on either matter. Issue No. 00-22 addresses the accounting for future offers to customers of free product, discounts or rebates which will be awarded only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and “buy-down” programs, should be characterized as operating expenses or reductions of revenue. These pronouncements may result in a reclassification of certain costs within our income statement, but are not expected to have a material impact on our financial condition or results of operations.

      In February 2001, the FASB issued a revised exposure draft, “Business Combinations and Intangible Assets — Accounting for Goodwill”. As currently drafted, this pronouncement would become effective for us during our first fiscal quarter after its issuance and would require that goodwill be periodically tested for impairment but no longer be amortized.

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

      We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At December 31, 2000, we had debt outstanding totaling $126.2 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 6.4% at December 31, 2000.

      A 10% adverse change in the prevailing interest rates during 2000 would have resulted in a reduction of our after-tax earnings of approximately $600,000, or $0.03 per diluted share. We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from the December 31, 2000, interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $500,000, or $0.03 per diluted share.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bacou USA, Inc.:

      We have audited the accompanying consolidated balance sheets of Bacou USA, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of Bacou USA, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Providence, Rhode Island

February 22, 2001

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	1999	2000

ASSETS

Current assets:

Cash and cash equivalents	$10,272	$980

Trade accounts receivable, net	41,653	53,275

Inventories	42,433	45,504

Other current assets	1,634	2,024

Deferred income taxes	3,733	1,952

Total current assets	99,725	103,735

Property and equipment, net	74,410	78,392

Intangible assets, net	194,258	194,456

Other assets	3,032	2,947

Total assets	$371,425	$379,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$23,637	$28,057

Accounts payable	10,559	11,239

Accrued compensation and benefits	8,408	6,186

Other accrued expenses	12,084	5,602

Income taxes payable	1,027	1,542

Total current liabilities	55,715	52,626

Long-term debt	120,256	98,178

Deferred income taxes	11,550	13,852

Other liabilities	2,449	1,799

Total liabilities	189,970	166,455

Stockholders’ equity:

Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value, 50,000,000 shares authorized, 17,629,865 shares in 1999 and 17,671,465 shares in 2000 issued and outstanding	18	18

Additional paid-in capital	73,060	73,800

Retained earnings	108,377	139,257

Total stockholders’ equity	181,455	213,075

Total liabilities and stockholders’ equity	$371,425	$379,530

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,

	1998	1999	2000

Net sales	$221,093	$274,658	$319,724

Cost of sales	105,856	145,038	172,638

Gross profit	115,237	129,620	147,086

Operating expenses:

Selling	37,172	41,363	49,926

General and administrative	22,895	22,597	22,231

Non-recurring costs — evaluation of strategic alternatives	—	—	1,126

Research and development	4,000	5,274	5,643

Purchased in-process research and development	4,680	—	—

Amortization of intangible assets	7,748	9,440	9,850

Total operating expenses	76,495	78,674	88,776

Operating income	38,742	50,946	58,310

Other expenses (income):

Interest expense	6,291	8,496	9,632

Interest income	(112)	(189)	(207)

Other, net	(125)	284	72

Total other expense, net	6,054	8,591	9,497

Income before income taxes	32,688	42,355	48,813

Income taxes	11,678	15,165	17,933

Net income	$21,010	$27,190	$30,880

Basic earnings per share	$1.19	$1.54	$1.75

Diluted earnings per share	$1.19	$1.54	$1.73

Weighted average shares outstanding:

Basic	17,601	17,624	17,652

Diluted	17,723	17,696	17,835

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common	Common	Paid-in	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity

Balances at December 31, 1997	17,591	$17	$62,588	$60,297	$122,902

Repurchase of shares; retirement of shares to authorized and unissued	(3)	—	(46)	—	(46)

Fair value of stock options granted pursuant to a consulting agreement	—	—	337	—	337

Stock options exercised	22	—	379	—	379

Other	—	—	—	(120)	(120)

Net income	—	—	—	21,010	21,010

Balances at December 31, 1998	17,610	17	63,258	81,187	144,462

Expiration of put option	—	1	9,449	—	9,450

Stock options exercised	20	—	353	—	353

Net income	—	—	—	27,190	27,190

Balances at December 31, 1999	17,630	18	73,060	108,377	181,455

Stock options exercised	41	—	740	—	740

Net income	—	—	—	30,880	30,880

Balances at December 31, 2000	17,671	$18	$73,800	$139,257	$213,075

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	1998	1999	2000

Cash flows from operating activities:

Net income	$21,010	$27,190	$30,880

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,154	17,287	19,398

Deferred income taxes	(176)	3,621	3,886

Purchased in-process research and development	4,680	—	—

Change in assets and liabilities, net of effects of acquired companies:

Trade accounts receivable	(6,677)	(8,206)	(10,958)

Inventories	(10,162)	5,718	(2,145)

Other current assets	2,997	415	(241)

Accounts payable	1,949	(1,229)	(765)

Accrued expenses and other liabilities	4,745	747	(4,469)

Income taxes	797	(602)	811

Net cash provided by operating activities	33,317	44,941	36,397

Cash flows from investing activities:

Decrease (increase) in other assets	(182)	(2,850)	85

Capital expenditures	(14,386)	(18,873)	(13,403)

Cash received from insurance proceeds and asset disposals	—	—	1,556

Acquisition of businesses, including direct costs of acquisition, net of cash acquired	(121,094)	(37,381)	(16,661)

Net cash used in investing activities	(135,662)	(59,104)	(28,423)

Cash flows from financing activities:

Repayment of long-term debt	(17,725)	(21,806)	(23,206)

Proceeds from long-term debt	110,000	61,160	—

Advances (repayments) under notes payable, net	9,550	(16,362)	5,200

Proceeds from issuance of common stock	333	353	740

Net cash provided by (used in) financing activities	102,158	23,345	(17,266)

Net increase (decrease) in cash and cash equivalents	(187)	9,182	(9,292)

Cash and cash equivalents at beginning of year	1,277	1,090	10,272

Cash and cash equivalents at end of year	$1,090	$10,272	$980

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$5,796	$8,356	$9,942

Cash paid during the year for income taxes	$11,308	$12,605	$12,993

Expiration of put option	$—	$9,450	$—

Fair value of stock options granted pursuant to a consulting agreement	$337	$—	$—

See accompanying notes to consolidated financial statements.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

  (a)  Nature of Business and Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Bacou USA, Inc. (“Bacou”) and its wholly owned subsidiaries (collectively, “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

      The Company designs, manufactures and sells leading brands of products that protect the sight, hearing, respiratory systems and hands of workers against occupational hazards. The Company relies on single sources for the supply of several raw materials. The loss of any such source, any disruption in such source’s business or failure by it to meet the Company’s needs on a timely basis, could cause shortages in raw materials and could have a material adverse effect on the Company’s results of operations. The Company has 176 employees (representing approximately 7% of total employees) that are covered under two collective bargaining agreements that expire on September 13, 2002 with respect to 91 employees and on March 6, 2003 with respect to 85 employees.

      Bacou S.A., a company domiciled in Valence, France, owns a controlling interest (approximately 71% at December 31, 2000) in Bacou. The Company purchases certain inventory items from Bacou S.A. and its subsidiaries. These purchases totaled $24,000 in 1998, $1,049,000 in 1999 and $3,843,000 in 2000. Sales by the Company to Bacou S.A. totaled $967,000 in 1998, $1,925,000 in 1999 and $4,239,000 in 2000.

  (b)  Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  (c)  Revenue and Trade Receivables

      The Company recognizes revenue upon shipment of merchandise to its customers. Rebates or discounts offered to customers at the point of sale are recorded as a reduction of revenue. The Company’s sales are primarily domestic with customers located throughout the United States. Pursuant to an agreement with the former owner of the Uvex Safety business, the Company may sell personal protective equipment under the uvex® brand name only in North, Central and South America. The agreement also prohibits the Company from selling sports products such as sunglasses or protective eyewear for sports activities under the uvex® brand name regardless of geographic area.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate. The allowance for doubtful accounts was $1,150,000 at December 31, 1998, $1,168,000 at December 31, 1999 and $1,391,000 at December 31, 2000.

  (d)  Shipping-Handling Fees and Costs

      Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling expenses in the accompanying consolidated income statements and totaled $7,400,000 in 1998, $9,027,000 in 1999 and $11,623,000 in 2000. The Company generally only recovers a small portion of its total shipping and handling costs from customers. In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs”. This pronouncement was

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the Company beginning on October 1, 2000, and required that amounts billed to customers for shipping and handling should be classified as sales. Prior to the effective date, reimbursements received from customers for shipping and handling costs had been classified as a reduction of the related expense. As required by this pronouncement, the Company has reclassified reimbursements for all prior periods presented to sales, including reimbursements totaling $1,512,000 in 1998, $1,861,000 in 1999 and $2,495,000 in 2000.

  (e)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories include the cost of raw materials, direct labor and manufacturing overhead.

  (f)  Property and Equipment

      Property and equipment are stated at cost. The Company capitalizes payments to third-parties, and certain internal costs, incurred to obtain internal-use software. Assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Costs to repair and maintain property and equipment are charged to operating expenses when incurred.

  (g)  Intangible Assets

      Intangible assets consist principally of intellectual property and patents, customer relationships, tradenames and goodwill. Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with purchase business combinations. Intangible assets are amortized using the straight-line method over the estimated periods benefited.

      The Company evaluates impairment of intangible assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Recoverability of intangible assets is determined based upon the excess of carrying amounts over expected future net cash flows (undiscounted) of the underlying business or product line. The assessment of the recoverability of intangible assets may be affected if estimated future net cash flows are subsequently changed.

  (h)  Investments in Affiliated Companies

      Other non-current assets include investments in Uvex (UK) Limited and Uvex Safety Australia Pty. Limited, representing 15% of the outstanding common shares of each company. Investments are accounted for by the cost method.

  (i)  Income Taxes

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

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (j)  Foreign Currency

      The Company periodically enters into forward foreign exchange contracts in connection with purchases denominated in foreign currencies. Other than these contracts, the Company has no other involvement with derivative financial instruments. Transaction gains and losses were not material during any period presented in the accompanying financial statements. The Company had no material open currency contracts at December 31, 2000.

  (k)  Employee Benefit Plans

      The Company grants stock options pursuant to certain stock incentive plans. Stock option grants to employees and directors are accounted for using the intrinsic value-based method.

      The Company sponsors defined contribution plans that cover substantially all employees. The Company also sponsors a defined benefit pension plan for certain bargaining unit employees, which is funded in accordance with the requirements of the Employee Retirement Income Security Act, and has assets that consist principally of mutual funds.

  (l)  Earnings Per Share

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

      Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 121,812 in 1998, 72,305 in 1999 and 183,261 in 2000. Based on the purchase agreement with the stockholders of Biosystems, Inc., if certain earnings targets are met, the Company may have to issue common stock to these former stockholders. We have not included any such contingent shares in the computation of earnings per share because the necessary conditions for issuance of these shares had not been satisfied.

  (m)  Financial Instruments

      Financial instruments of the Company consist of cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of these financial instruments approximate their fair value.

  (n)  Research and Development

      Research and development costs are expensed as incurred and totaled $4,000,000 in 1998, $5,274,000 in 1999 and $5,643,000 in 2000.

  (o)  Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)  Acquisitions

      Effective June 30, 2000, the Company purchased substantially all the assets and assumed substantially all liabilities of the Whiting+Davis Safety division of WDC Holdings, Inc. (“Whiting+Davis”), a manufacturer and distributor of metal mesh protective gloves, sleeves and apparel.

      On April 1, 1999, the Company purchased the assets and assumed substantially all liabilities of Perfect Fit Glove Co., Inc. and certain affiliates (“Perfect Fit”), a manufacturer and distributor of protective gloves and other related products, for cash consideration of $37.1 million. In accordance with provisions of the related asset purchase agreement, the Company paid additional contingent cash consideration equal to $5.1 million in March 2000. The accompanying balance sheet includes an accrual at December 31, 1999, equal to the contingent consideration paid in March 2000.

      Effective February 27, 1998, the Company acquired substantially all assets and assumed substantially all liabilities of Howard S. Leight & Associates, Inc. (“HLA”), a manufacturer of hearing protection products (including disposable, reusable and banded ear plugs, and ear muffs) for cash consideration of $125.9 million, $5.9 million of which represented the refinancing of HLA indebtedness.

      Effective September 30, 1997, the Company acquired all of the capital stock of Biosystems, Inc., a manufacturer of gas monitors and equipment for testing self-contained breathing apparatus, in exchange for 826,514 shares of its common stock having a fair market value equal to $13.5 million. The initial acquisition price may be increased according to a sliding scale if the operating results of Biosystems in the year 2000 exceed certain defined thresholds. Preliminary indications are that a contingent payment is not due, however, a final determination on this matter is not required to be made until April 15, 2001 and may be subject to arbitration provisions after that date.

      In accordance with generally accepted accounting principles, the cash paid and stock issued to effect these acquisitions was allocated to the fair value of assets purchased and liabilities assumed. In each case, the excess of acquisition price over fair value of net assets acquired was recorded as goodwill and is being amortized over 30-40 years. In connection with the 1998 acquisition of HLA, the fair value of purchased in-process research and development was $4.7 million. This value was determined based upon future cash flows expected to result from development of the related project, discounted at a risk-adjusted rate equal to 21%, and based upon an assumption that the project was 73% complete as of the date of acquisition. The percent complete was based upon an assessment of (i) cost incurred through the acquisition date, (ii) estimated remaining cost to complete, (iii) complexity of the work completed to date and (iv) difficulty of completing the remaining development. Acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses, accordingly, the fair value assigned to the project was expensed as of the acquisition date.

      The purchase price for the acquisition of Perfect Fit has been allocated approximately as shown in the following table (in thousands).

Perfect Fit

Working capital	$5,400

Property and equipment	9,400

Identifiable intangible assets	800

Long-term debt	(6,300)

Goodwill	32,900

      Disclosure of the allocation of purchase price for Whiting+Davis, and pro forma operating results relating to the Perfect Fit and Whiting+Davis acquisitions, have been omitted because such information was not material.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Inventories

      Inventories included the following at December 31 (in thousands):

	1999	2000

Raw materials and supplies	$16,137	$16,103

Work-in-process	4,629	6,008

Finished goods	21,667	23,393

	$42,433	$45,504

(4)  Property and Equipment

      Property and equipment included the following at December 31 (in thousands):

	Estimated
	Useful
	Lives (Years)	1999	2000

Machinery and equipment	5-10	$41,470	$50,238

Dies and molds	5	15,156	17,605

Buildings and leasehold improvements	10-40	24,393	29,458

Computer equipment and software	5-10	8,216	10,580

Furniture, fixtures and other	3-10	3,717	3,390

Deposits and construction in progress		6,898	1,536

		99,850	112,807

Less accumulated depreciation and amortization		25,440	34,415

		$74,410	$78,392

      Depreciation expense was $6,406,000 in 1998, $7,847,000 in 1999 and $9,548,000 in 2000.

(5)  Intangible Assets

      The value of identifiable intangible assets is generally determined by independent appraisal at the date of acquisition. Intangible assets included the following at December 31 (in thousands):

	Estimated
	Useful
	Lives (Years)	1999	2000

Intellectual property and patents	9-30	$102,371	$102,371

Customer relationships	10-20	19,523	19,523

Tradenames and other intangibles	6-30	5,418	5,418

Goodwill	20-40	96,950	107,067

		224,262	234,379

Less accumulated amortization		30,004	39,923

		$194,258	$194,456

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Income Taxes

      Total federal and state income tax expense included the following (in thousands):

	Current	Deferred	Total

Year ended December 31, 1998:

Federal	$10,735	$(149)	$10,586

State	1,119	(27)	1,092

	$11,854	$(176)	$11,678

Year ended December 31, 1999:

Federal	$10,890	$3,259	$14,149

State	654	362	1,016

	$11,544	$3,621	$15,165

Year ended December 31, 2000:

Federal	$13,043	$3,529	$16,572

State	1,004	357	1,361

	$14,047	$3,886	$17,933

      Actual income tax expense differs from expected income tax expense (computed by applying the statutory U.S. Federal corporate income tax rate to income before income taxes) as follows (in thousands, except percentages):

	Years Ended December 31,

	1998	1999	2000

Computed expected tax expense	$11,441	$14,824	$17,084

State income taxes, net of federal income tax benefit	710	660	885

Estimated non-deductible capital costs	—	—	394

Net tax benefit of foreign sales corporation	(394)	(369)	(441)

Other	(79)	50	11

	$11,678	$15,165	$17,933

Effective rate	35.7%	35.8%	36.7%

      The tax effects of temporary differences that generate deferred tax assets and liabilities at December 31 are as follows (in thousands):

	1999	2000

Deferred tax assets:

Allowance for doubtful accounts	$375	$468

Inventory related items	1,344	1,595

Pension and compensation related expenses	963	664

Accrued costs	971	695

Other	392	494

Total gross deferred tax assets	4,045	3,916

Less valuation allowance	—	—

Net deferred tax assets	4,045	3,916

Deferred tax liabilities:

Basis differences in fixed and intangible assets	11,370	14,825

Other	492	991

Total deferred tax liabilities	11,862	15,816

Net deferred tax liability	$7,817	$11,900

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Long-term Debt

      Long-term debt at December 31 consisted of the following (in thousands):

	1999	2000

Term note with Banque Nationale de Paris in the original principal amount of $110,000,000; principal payments due in equal quarterly installments over seven years through February 2005; interest due quarterly at an annual rate equal to three-month LIBOR (6.4% at December 31, 2000) plus 0.50%	$82,500	$66,785

Term note with Banque Nationale de Paris in the original principal amount of $50,000,000; principal payments due in equal quarterly installments over seven years through March 2006; interest due quarterly at an annual rate equal to three-month LIBOR plus 0.60%	44,643	37,500

Rhode Island Industrial Facilities Corporation Revenue Bonds in the maximum principal amount of $30,000,000; principal outstanding is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006; bearing interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95% during its term; secured by property and equipment purchased with bond proceeds	11,160	11,160

Wilkes County Industrial Facilities (“Wilkes County”) Revenue Bonds; interest payable quarterly at a variable rate (averaging 4.3% during 2000); secured by an irrevocable letter of credit; principal payment due in full on December 31, 2006	5,590	5,590

Revolving line of credit facility with Fleet National Bank in the maximum principal amount of $36,000,000; due in full on August 24, 2001, bearing interest at an annual rate equal to, at the election of the Company, either (a) LIBOR plus 0.70%, or (b) the banks’ floating rate	—	5,200

Total long-term debt	143,893	126,235

Current installments of long-term debt	23,637	28,057

Long-term debt, excluding current installments	$120,256	$98,178

      Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000, are as follows: 2001 — $28,057,000; 2002 — $24,857,000; 2003 — $24,857,000; 2004 — $24,857,000; 2005 — $16,231,000; and thereafter $7,376,000.

(8)  Commitments and Contingencies

      The Company leases production, office and warehouse space, and certain vehicles and equipment, under non-cancelable operating leases. Minimum future rentals under non-cancelable operating leases, by year, are approximately as follows: 2001 — $1,961,000; 2002 — $1,460,000; 2003 — $907,000; 2004 — $188,000; and 2005 — $187,000. Rent expense totaled approximately $1,920,000 in 1998, $1,871,000 in 1999 and $1,975,000 in 2000.

      The Company had outstanding letters of credit, including an irrevocable letter of credit to secure payment of outstanding principal on the Wilkes County Revenue Bonds, equal to approximately $5,791,000 at December 31, 2000.

      The Company is currently involved as a defendant in litigation incidental to its business, which the Company believes is without merit or is adequately covered by insurance. In the opinion of management, the

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

      The Company is self-insured for certain workers’ compensation claims and records a provision for estimated claims incurred but not reported.

(9)  Employee Benefit Plans

  (a)  Defined Contribution Plans

      The Company sponsors defined contribution plans for all eligible employees. Employer contribution expense totaled approximately $836,000 in 1998, $982,000 in 1999 and $983,000 in 2000.

  (b)  Defined Benefit Plan

      The Company sponsors a defined benefit pension plan covering certain bargaining unit employees. Benefits are based on years of service multiplied by a predetermined monthly amount. The Company’s policy is to fund the minimum required contribution subject to any full funding limitation. Assumptions used to develop the projected benefit obligation were a discount rate of 6.75% in 1998, 7.5% in 1999 and 2000, and a long-term rate of return on assets of 8.5% during all years presented. The following table sets forth the benefit obligation, assets at fair value, and funded status of the plan at December 31 (in thousands):

	1999	2000

Benefit Obligation

Benefit obligation at beginning of year	$1,761	$1,666

Service cost	56	40

Interest cost	118	123

Benefit payments	(40)	(48)

Actuarial (gain) loss	(229)	91

Benefit obligation at end of year	$1,666	$1,872

Assets at Fair Value

Fair value of assets at beginning of year	$1,041	$1,240

Actual return on assets	48	(17)

Contributions	191	211

Benefit payments	(40)	(48)

Fair value of assets at end of year	$1,240	$1,386

Funded Status

Benefit obligation	$1,666	$1,872

Assets at fair value	1,240	1,386

Net underfunded obligation	$426	$486

Accrued benefit liability included in the balance sheet	$426	$486

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Periodic pension cost during the years ended December 31, 1998, 1999 and 2000 included the following (in thousands):

	1998	1999	2000

Service cost	$47	$56	$40

Interest cost	109	118	123

Actual return on assets	(71)	(48)	17

Net amortization and deferral	(1)	(36)	(120)

Periodic pension cost	$84	$90	$60

  (c) Stock Incentive Plans

      The Bacou USA, Inc. 1996 Stock Incentive Plan (“Employee Plan”) provides for stock-based incentive awards to be granted to key employees, including incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and stock unit awards. In the aggregate, 1,350,000 shares of the Company’s common stock have been reserved for issuance under the Employee Plan. Options granted under the Employee Plan generally become fully vested after four years from the date of grant and have a ten-year term; however, options become fully vested upon any change in control of the Company. The Company also sponsors the Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (“Director Plan”) and the 1998 Howard S. Leight Stock Option Plan (“Leight Plan”). In the aggregate, 300,000 shares of common stock have been reserved for issuance under the Director Plan and 50,000 shares have been reserved under the Leight Plan. Options granted under the Director Plan and the Leight Plan became fully vested on the date of grant and have a ten-year term.

      Following is a summary of stock option activity in all three plans:

	1998		1999		2000

	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	577,900	$15.23	988,400	$16.27	980,400	$16.25

Granted	470,000	17.52	95,000	16.99	55,000	19.14

Exercised	(22,500)	15.53	(19,400)	15.78	(41,600)	16.94

Canceled	(37,000)	16.28	(83,600)	17.42	(24,200)	16.36

Outstanding at end of year	988,400	$16.27	980,400	$16.25	969,600	$16.39

Exercisable at end of year	525,500	$15.90	721,250	$16.11	839,700	$16.27

      Following is a summary of options outstanding at December 31, 2000 in all three plans:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years	Average	Number	Average
Exercise Prices	Outstanding	of Contractual Life	Exercise Price	Exercisable	Exercise Price

$13.00 - 15.00	399,200	5.75	$14.88	374,200	$14.90
15.50 - 17.75	525,400	7.19	17.06	428,000	17.00
21.00 - 23.75	45,000	8.94	21.92	37,500	21.55

$13.00 - 23.75	969,600	6.68	$16.39	839,700	$16.27

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for employee and director stock option grants using the intrinsic value-based method and, accordingly, no compensation cost has been recognized for such stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net income, and earnings per share, would have been reduced to $19,729,000 or $1.12 per share in 1998, $26,150,000 or $1.48 per share in 1999 and $30,271,000 or $1.72 per share (basic) and $1.70 per share (diluted) in 2000. The per share weighted-average fair value of stock options granted was $7.42 in 1998, $7.45 in 1999 and $8.17 in 2000. The Black-Scholes option pricing model was used to determine the fair value of stock options, including the following weighted-average assumptions: expected dividend yield 0.0%; risk-free interest rate of 4.75% in 1998, 6.0% in 1999 and 5.0% in 2000; expected volatility of 0.40; and an expected life of 5 years.

  (d)  Change-in-Control Arrangements

      Effective January 1, 2000, the Company entered into new employment agreements with four key executives. Three agreements were for a three-year term with renewal provisions for successive two-year terms, and the remaining agreement was for a three-year term with renewal provisions for additional one-year terms. Among other benefits, the agreements provide for payments to these four individuals in the event there is a change in control of the Company. Guaranteed minimum payments are payable at the time of such change in control and would be equal to the sum of (1) salary at the then-current rate payable for the remainder of the term, (2) the maximum cash bonus available to each employee under his agreement for the remainder of the term, (3) the maximum stock options available to each employee under his agreement for the remainder of the term and to be granted at a per share price of $15.375 and (4) the present value of all other benefits under the agreement through the end of the term. The Company also has agreements with certain other employees that would provide retention bonuses equal to approximately $3,000,000 in the aggregate.

(10)  Segment Data

      The Company has three reportable segments, which include the safety segment, the glove segment and the optical frames and instruments segment. The safety segment consists of businesses that manufacture consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The Company began reporting a glove segment in connection with its April 1, 1999 acquisition of Perfect Fit. Glove segment products consist of protective gloves, sleeves, apparel and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products.

      The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. The Company allocates certain operating expenses for legal, human resource and information system services provided by Bacou to each segment. Accounting policies for reportable segments are consistent with the policies described in note 1 to the consolidated financial statements.

      Presented below is a summary of financial data for the Company’s reportable segments. Adjustments to reconcile segment operating income to consolidated operating income include amortization expense totaling $7,748,000 in 1998, $9,440,000 in 1999 and $9,850,000 in 2000, and also include non-recurring items totaling $7,716,000 in 1998, $590,000 in 1999 and $1,330,000 in 2000. Information presented below as “all other” includes all non-operating entities. Amounts included below for “all other” capital expenditures in 2000 have been reduced by $1,193,000 for inter-segment transfers to the safety and glove segments. Segment assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Optical
			Frames and
	Safety	Glove	Instruments		Reconciling	Consolidated
	Segment	Segment	Segment	All Other	Adjustments	Total
(in thousands)
1998

Net sales	$190,148	$—	$30,945	$—	$—	$221,093

Segment operating income	56,741	—	2,481	(5,016)	(15,464)	38,742

Depreciation	5,194	—	1,185	27	—	6,406

Total assets	250,172	—	41,938	1,660	—	293,770

Capital expenditures	12,381	—	1,742	263	—	14,386

1999

Net sales	$202,723	$39,905	$32,030	$—	$—	$274,658

Segment operating income	59,179	5,567	2,964	(6,734)	(10,030)	50,946

Depreciation	6,179	327	1,315	26	—	7,847

Total assets	254,813	62,088	37,552	16,972	—	371,425

Capital expenditures	14,974	1,067	2,390	442	—	18,873

2000

Net sales	$221,007	$68,151	$30,566	$—	$—	$319,724

Segment operating income	60,974	9,369	3,743	(4,596)	(11,180)	58,310

Depreciation	7,188	1,040	1,115	205	—	9,548

Total assets	260,075	81,343	25,982	12,130	—	379,530

Capital expenditures	11,743	2,359	211	(910)	—	13,403

      There were no sales to any individual customer during any of the years in the three-year period ended December 31, 2000 that represented 10% or more of consolidated sales. The Company has no material long-lived assets located in foreign countries. The Company attributes net sales to an individual country based upon the location of the customer and sales to all foreign countries totaled $33,102,000 in 1998, $36,950,000 in 1999 and $45,528,000 in 2000. The Company had no material foreign sales to an individual country.

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Quarterly Financial Results and Market Data (Unaudited)

      Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during any period presented and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends for the foreseeable future. Certain quarterly amounts previously reported by the Company have been adjusted to conform to the requirements of Emerging Issues Task Force Issue No. 00-10 (see note 1(d)).

	Quarter

	First	Second	Third	Fourth	Full Year
(in thousands, except per share data)
1999

Net sales	$55,010	$74,419	$73,417	$71,812	$274,658

Gross profit	27,322	34,248	35,240	32,810	129,620

Income before income taxes	8,536	12,335	11,926	9,558	42,355

Net income	5,474	7,908	7,635	6,173	27,190

Earnings per share:

Basic	$0.31	$0.45	$0.43	$0.35	$1.54

Diluted	$0.31	$0.45	$0.43	$0.35	$1.54

Market price:

High	$24.00	$19.69	$18.19	$17.00	$24.00

Low	$12.38	$12.63	$16.31	$14.75	$12.38

2000

Net sales	$74,825	$82,178	$82,064	$80,657	$319,724

Gross profit	34,562	39,697	36,567	36,260	147,086

Income before income taxes	11,071	14,763	13,211	9,768	48,813

Net income	7,065	9,372	8,466	5,977	30,880

Earnings per share:

Basic	$0.40	$0.53	$0.48	$0.34	$1.75

Diluted	$0.40	$0.53	$0.47	$0.33	$1.73

Market price:

High	$17.44	$22.13	$26.63	$27.75	$27.75

Low	$14.50	$15.38	$19.31	$21.81	$14.50

      The Company completed its acquisition of Whiting+Davis effective June 30, 2000 and its acquisition of Perfect Fit and affiliates on April 1, 1999. During the fourth quarter of 2000 the Company incurred costs in connection with its evaluation of various strategic alternatives totaling $1.1 million. For comparative purposes, net income and earnings per share excluding non-recurring items related to these acquisitions and excluding the non-recurring costs incurred during the fourth quarter of 2000, would have been as follows:

	Quarter

	First	Second	Third	Fourth	Full Year
(in thousands, except per share data)
1999

Net income	$5,474	$8,262	$7,635	$6,173	$27,544

Basic earnings per share	$0.31	$0.47	$0.43	$0.35	$1.56

Diluted earnings per share	$0.31	$0.47	$0.43	$0.35	$1.56

2000

Net income	$7,065	$9,372	$8,592	$7,103	$32,132

Basic earnings per share	$0.40	$0.53	$0.49	$0.40	$1.82

Diluted earnings per share	$0.40	$0.53	$0.48	$0.39	$1.80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The sections “Election of Directors,” “Compensation of Directors and Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in Bacou’s proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are hereby incorporated by reference.

Item 11.  Executive Compensation

      The section “Compensation of Directors and Officers” included in Bacou’s proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The sections “Introduction” and “Security Ownership of Certain Beneficial Owners and Management” included in Bacou’s proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

      The section “Certain Transactions” included in Bacou’s proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is hereby incorporated by reference.

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

      Independent Auditors’ Report on Financial Statement Schedule

           3.  Exhibits

FORM 10-K EXHIBITS INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc., Biosystems, Inc. and the Shareholders of Biosystems, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed October 15, 1997)
2.2	—	Asset Purchase Agreement dated December 31, 1997 between Bacou USA Safety, Inc. and Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries) (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed on March 13, 1998)
2.3	—	Letter Agreement by and between Howard S. Leight and Bacou USA, Inc. (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed on March 13, 1998)
2.4	—	Letter Agreement by and among Howard S. Leight, Bacou S.A. and Engineering Bacou S.A. (incorporated by reference to Exhibit 2(c) of the Company’s Form 8-K filed on March 13, 1998)
2.5	—	First Amendment to Asset Purchase Agreement dated February 27, 1998 (incorporated by reference to Exhibit 2(d) of the Company’s Form 8-K filed on March 13, 1998)
2.6	—	Purchase Agreement dated as of February 24, 1999 by and among Perfect Fit Glove Co., Inc. and other parties and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 10-K filed on March 27, 1999)
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Registration Statement filed on Form S-1 (Commission File No. 333-00470) (the “Company’s Registration Statement”))
3.2	—	Bylaws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement)
4.1	—	Credit Line Agreement by and between Bacou USA, Inc. and Banque Nationale de Paris (“BNP”) dated February 19, 1998 (incorporated by reference to Exhibit 10(a) of the Company’s Form 8-K filed on March 13, 1998)
4.2	—	Credit Line Agreement by and between Bacou USA, Inc. and BNP dated March 25, 1999 (incorporated by reference to Exhibit 4.2 of Company’s Form 10-K filed March 21, 2000)
4.3	—	Credit Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., Uvex Safety Manufacturing, Inc. (“USM”), BankBoston, N.A.(“BKB”) (n/k/a Fleet National Bank) and KeyBank N.A. (incorporated by reference to Exhibit 4(a) of the Company’s Form 10-Q filed on May 13, 1999), as amended by First Modification to Credit Agreement dated as of March 1, 2000 in connection with Letter of Credit by Fleet with respect to reissuance of $5,590,000 industrial revenue bond for SCHAS (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed on May 11, 2000)
4.4	—	Bond Purchase Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., USM, BKB and the Rhode Island Industrial Facilities Corporation (incorporated by reference to Exhibit 4(b) of the Company’s Form 10-Q filed on May 13, 1999)
4.5	—	Pledge Agreement, dated as of March 1, 2000, by and among SCHAS Industries, LLC and Fleet National Bank (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed May 11, 2000)
4.6	—	Reimbursement Agreement dated as of March 1, 2000, by and among Bacou USA, Inc., SCHAS Industries, LLC and Fleet National Bank (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 11, 2000)
10.1*	—	Amended and Restated Employment Agreement with Walter Stepan dated as of December 1, 1999 (incorporated by reference to Exhibit 10.1.4 of Company’s Form 10-K filed March 21, 2000)

Exhibit
Number		Description of Exhibit

10.2*	—	Employment Agreement with Philip B. Barr dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2.5 of Company’s Form 10-K filed March 21, 2000)
10.3	—	Registration Rights Agreement dated July 31, 1994 by and between Walter Stepan and Bacou (incorporated by reference to Exhibit 10(h)(i) of Bacou’s Registration Statement)
10.4	—	Form of Registration Rights Agreement dated February , 1996 among the Principal Stockholder Figa, S.A., Walter Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and Bacou (incorporated by reference to Exhibit 10(i) to Amendment No. 1 of Bacou’s Registration Statement)
10.5	—	Registration Rights Agreement dated September 30, 1997 by and among Bacou USA and each person identified therein (incorporated by reference to Exhibit 2(b) of Bacou’s Form 8-K filed October 15, 1997)
10.6	—	Corporate Opportunities Agreement dated as of January 1, 1996 between the Principal Stockholder and Bacou (incorporated by reference to Exhibit 10(j) of Bacou’s Registration Statement)
10.7	—	Amended and Restated Agreement of Transfer, Trademarks, Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co., KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Bacou’s Registration Statement)
10.8	—	License Agreement dated June 1, 1986 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(l) of Bacou’s Registration Statement)
10.9	—	License Agreement dated July 1, 1992 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(m) of Bacou’s Registration Statement)
10.10	—	Cooperation Agreement among Uvex Safety, Laservision GmbH, Uvex Winter Optik GmbH and Rupp & Hubrach KG dated March 18, 1991 (incorporated by reference to Exhibit 10(n) of Bacou’s Registration Statement)
10.11	—	License and Distribution Agreement dated as of January 1, 2001 between Bacou S.A. and Perfect Fit
10.12*	—	Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) of Bacou’s Registration Statement)
10.13*	—	Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(x) of Bacou’s Form 10-K filed March 31, 1997)
10.14	—	1998 Howard S. Leight Stock Option Plan (incorporated by reference to Exhibit 10.35 to Bacou’s Form 10-K filed March 27, 1998)
10.15	—	Lease Agreement dated February 27, 1998 by and between Howard S. Leight and Bacou Safety (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed March 27, 1998)
10.16*	—	Bonus and Option Plan for CEO, COO and CFO of Bacou USA, Inc. for 2000-2002 (incorporated by reference to Exhibit 10.16 to Company’s Form 10-K filed March 21, 2000)
10.17*	—	Bonus Plan for Executives of Bacou USA, Inc. for 2001
10.18*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 2001

Exhibit
Number		Description of Exhibit

10.19*	—	Consulting Agreement dated as of February 27, 1998 between Howard S. Leight and Bacou Safety (incorporated by reference to Exhibit 99(e) of Bacou’s Form 8-K filed March 13, 1998)
10.20*	—	Employment Agreement with Alan H. Bennett effective January 1, 2000 (incorporated by reference to the Company’s Form 10-K filed March 21, 2000)
10.21*	—	Employment Agreement with Adrien W. Hebert effective January 1, 2000 (incorporated by reference to the Company’s Form 10-K filed March 21, 2000)
10.22*	—	Employment Agreement dated October 1, 1997 between Biosystems, Inc. and John F. Burt, Jr. (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-Q filed November 14, 1997)
10.23	—	Engagement Letter dated July 13, 2000 with Deutsche Bank Securities, Inc. (incorporated by reference to the Company’s Form 8-K filed on July 14, 2000)
10.24	—	Letter Agreement between Bacou USA, Inc. and the Bacou Family dated July 13, 2000 (incorporated by reference to the Company’s Form 8-K filed on July 14, 2000)
21	—	Subsidiaries of Bacou
23	—	Accountants’ Consent

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

      Bacou filed two reports on Form 8-K during the quarterly period ended December 31, 2000:

The first report, dated October 29, 2000, reported the Company’s sales and earnings for the third quarter of 2000.

The second report, dated December 28, 2000, reported that the Company’s review of strategic alternatives was continuing into 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 29th day of March, 2001.

BACOU USA, INC.

By	/s/ ADRIEN W. HEBERT

Adrien W. Hebert
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ PHILIPPE BACOU Philippe Bacou	Co-Chairman of the Board, Director

/s/ WALTER STEPAN Walter Stepan	Co-Chairman of the Board, Director

/s/ PHILIP B. BARR Philip B. Barr	President and Chief Executive Officer, Director

/s/ CHRISTOPHE BACOU Christophe Bacou	Director

/s/ KARL F. ERICSON Karl F. Ericson	Director

/s/ HOWARD S. LEIGHT Howard S. Leight	Director

/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director

/s/ JEFFREY T. BROWN Jeffrey T. Brown	Vice President-Financial Reporting, Treasurer and Chief Accounting Officer

Item 14(a) 2.	Financial Statement Schedules
Financial Statement Schedule II

Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Bad debt allowance (in thousands)

Year ended December 31 1998	$945	$266	$150	$211	$1,150

Year ended December 31, 1999	1,150	110	100	192	1,168

Year ended December 31, 2000	1,168	445	50	272	1,391

(1)	Represents the beginning bad debt allowance of businesses acquired during the period.

(2)	Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

      All other schedules for which provisions are made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or are not material and therefore have been omitted.