Form 10-K/A
period 2000-12-31
BACOU USA INC
filed 2001-04-26
CIK 1006027

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [X]

      The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed on the basis of $25.70 per share (the closing price of such stock on April 20, 2001 on The New York Stock Exchange): $130,138,761.

      As of April 20, 2001, there were 17,676,365 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None

NOTE: This Form 10-K/ A filed with the Commission on April 26, 2001 amends and restates Items 10 through 13 included in our Annual Report on Form 10-K previously filed and makes certain other conforming changes.

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

      You can find financial information about each of our segments and sales in geographical areas in Note 10 to our Consolidated Financial Statements included in Item 8 of this Form 10-K/A

Products — Safety Segment

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

      Certain regulatory agencies in the United States and Canada each mandate that our products meet performance standards established by private groups, such as the American National Standards Institute (“ANSI”) and the Canadian Standards Association (“CSA”), respectively. Our safety eyewear products are subject to the latest applicable standards, which currently include ANSI Standard Z87.1-1989 and CSA Standard Z94.3-1992. These standards require that protective eyewear be tested for optical performance, penetration, high velocity impact, high mass impact and other integral product performance features. We maintain and operate on-site testing labs at our Smithfield, Rhode Island and Petersburg, Virginia facilities that are equipped to perform necessary tests. Our hearing protection products are subject to ANSI Industrial Standard S3.19-1974, which incorporates by reference S12.6-1997. Our HLI facility in San Diego, California includes an audiometric testing lab certified by the National Institute for Occupational Safety and Health (“NIOSH”), which exceeds standards and procedures outlined by regulatory requirements and the Audiology Society of America. We test Perfect Fit(TM) brand gloves at certified independent labs in order to meet standardization class ratings for tear, puncture, heat and cut resistance by the European Community.

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

Executive Officers of Bacou

      The names, positions, ages and business experiences during the past five years of the executive officers of Bacou and its principal subsidiaries or divisions, as of March 20, 2001, are set forth below:

Name	Position with the Company	Age

Walter Stepan	Co-Chairman. Chairman of Bacou USA Safety, Inc. (“Bacou Safety”), Perfect Fit and Titmus	62

Philip B. Barr	President and Chief Executive Officer (“CEO”). Vice Chairman of Bacou Safety, Vice Chairman and CEO of Perfect Fit and Titmus, Chairman and CEO of Platinum Protective Products, Inc. (“Platinum”) and SCHAS, Chairman of USM	49

Luis Alvarez	Vice President and General Manager of the HLI division of Bacou Safety	40

Harvey I. Aronoff	Vice President-Manufacturing of Bacou Safety	58

John J. Bell	President of Survivair division of Bacou Safety. Executive Vice President (“EVP”) of Bacou Safety	55

Alan H. Bennett	Chief Operating Officer (“COO”). President and CEO of Bacou Safety and USM; President of the Uvex Safety division of Bacou Safety; COO of Perfect Fit, Platinum, SCHAS and Titmus	58

Jeffrey T. Brown	Vice President-Financial Reporting, Chief Accounting Officer, Treasurer and Assistant Secretary	41

John F. Burt, Jr.	President of Biosystems division of Bacou Safety. EVP of Bacou Safety	58

Thomas J. Goeltz	President of Titmus	57

Adrien W. Hebert	Vice President-Finance and Chief Financial Officer	50

Barry J. Kadets	Vice President-Information Systems and Chief Information Officer	57

Winfield W. Major	General Counsel, Secretary and Assistant Treasurer	53

John P. Montigny	Vice President-Marketing of Bacou Safety	38

Harry D. Neff, II	Senior Vice President-Sales of Bacou Safety (with responsibility for Uvex Safety and HLI sales force)	54

Frank A. Stucke	President of Perfect Fit, SCHAS and Platinum	45

Steven P. Tolisano	Vice President-Corporate Compliance	51

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

      Mr. Montigny has been Vice President-Marketing of Bacou Safety since April, 2000. Prior to that time, he served as Brand Manager for Titleist Golf Balls in the Acushnet Golf Products Division of Fortune Brands, Inc. from 1996 to April, 2000.

      Mr. Neff has been Senior Vice President-Sales for Bacou Safety since January 1998. He served as Senior Vice President-Sales of Uvex Safety since 1997 and as Vice President-Sales from 1992 until 1997.

      Mr. Stucke has served as President of Perfect Fit since January 2001 and as President of SCHAS and its predecessors since October 1997. He was Executive Vice President of Perfect Fit and its predecessors from November 1983 through December 2000.

      Mr. Tolisano has served as Vice President-Corporate Compliance since May 1999. He served as Vice President of Uvex Safety, Inc. from October 1994 to December 1997 when it was merged into Bacou Safety. He served as VP Finance of the Uvex Safety division of Bacou Safety from January 1998 until April 1999.

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

	Approximate	Owned or
Location	Square Footage	Leased	Function

Smithfield, Rhode Island	170,000	Owned (subject to encumbrance by bond financing agency)	Corporate headquarters; manufacturing, assembly, warehouse and distribution facility for protective eyewear products

San Diego, California	100,000	Owned	Manufacturing, assembly, warehouse and distribution for hearing protection products

Tijuana, Mexico	50,000	Leased	Manufacturing and assembly facilities for hearing protection and respiratory products

Petersburg, Virginia	130,000	Owned	Manufacturing, assembly, warehouse and distribution facility for eyeglass frames and components and vision screening equipment in 115,000 sq. ft. with 2nd floor of building leased to a third party

Cheektowaga, New York	100,000	Owned	Manufacturing, assembly, warehouse and distribution facility for protective gloves

	Approximate	Owned or
Location	Square Footage	Leased	Function

Cheektowaga, New York	80,000	Leased	Warehouse and distribution facility for protective gloves

Wilkesboro, North Carolina	115,000	Leased	Manufacturing, warehouse and distribution facilities for protective gloves

Santa Ana, California	93,000	Leased	Manufacturing, assembly, warehouse and distribution facility for respiratory protection products

Middletown, Connecticut	45,000	Leased	Assembly, warehouse and distribution facility for gas monitors

Smithfield, Rhode Island	32,000	Leased	Warehouse for protective eyewear products

Attleboro Falls, Massachusetts	36,000	Leased	Manufacturing, assembly, office, warehouse and distribution facility for metal mesh protective products

Bollington, Cheshire, U.K.	1,400	Leased	Sales office for hearing protection products in Europe

Florence, Kentucky	20,000	Leased	Warehouse and distribution facility for hearing protection products

Albuquerque, New Mexico	900	Leased	Regional sales office for laser protection equipment

Shafer, Minnesota	700	Leased	Regional sales and administrative office for protective eyewear and hearing protection products

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

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Our net sales increased 16.4% from $274.6 million for the year ended December 31, 1999 to $319.7 million for the year ended December 31, 2000. Net sales for our safety segment increased 9.0% from $202.7 million in 1999 to $221.0 million in 2000, entirely as a result of internal growth in units shipped. Net sales for our glove segment increased 70.8% from $39.9 million in 1999 to $68.1 million in 2000. Operating results of our Perfect Fit business have been included for a full year and operating results of our Whiting+Davis business for six months in 2000, compared with the 1999-period which only included operating results of Perfect Fit and only for nine months. The increase in glove segment sales of $28.3 million includes internal growth equal to $8.6 million (21.5%), and an increase of $19.7 million (49.3%) attributable to the acquisition of these businesses. Net sales for our optical frames and instruments segment declined from $32.0 million in 1999 to $30.6 million in 2000. The combined international sales of all three segments increased 23.2% from $37.0 million in 1999 to $45.5 million in 2000.

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

      Operating Expenses. Our operating expenses increased 12.8% from $78.7 million for the year ended December 31, 1999 to $88.8 million for the year ended December 31, 2000. This increase resulted principally from inclusion of operating expenses of both our Perfect Fit and Whiting+Davis businesses for a longer period in 2000, from volume-related increases in our selling expenses, and due to non-recurring costs totaling $1.1 million incurred in connection with our ongoing evaluation of certain strategic alternatives. Excluding these non-recurring costs, our operating expenses were 28.6% of net sales in 1999 and 27.5% of net sales in 2000. Our ratio of operating expenses to net sales declined due to higher sales volume in 2000 and our ability to limit increases in general and administrative expenses.

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

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Long-term Debt

      Long-term debt at December 31 consisted of the following (in thousands):

	1999	2000

Term note with Banque Nationale de Paris in the original principal amount of $110,000,000; principal payments due in equal quarterly installments over seven years through February 2005; interest due quarterly at an annual rate equal to three-month	$82,500	$66,785

LIBOR (6.4% at December 31, 2000) plus 0.50% Term note with Banque Nationale de Paris in the original principal amount of $50,000,000; principal payments due in equal quarterly installments over seven years through March 2006; interest due quarterly at an annual rate equal to three-month LIBOR plus 0.60%	44,643	37,500

Rhode Island Industrial Facilities Corporation Revenue Bonds in the maximum principal amount of $30,000,000; principal outstanding is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006; bearing interest at rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95% during its term; secured by property and equipment purchased with bond proceeds	11,160	11,160

Wilkes County Industrial Facilities (“Wilkes County”) Revenue Bonds; interest payable quarterly at a variable rate (averaging 4.3% during 2000); secured by an irrevocable letter of credit; principal payment due in full on December 31, 2006	5,590	5,590

Revolving line of credit facility with Fleet National Bank in the maximum principal amount of $36,000,000; due in full on August 24, 2001, bearing interest at an annual rate equal to, at the election of the Company, either (a) LIBOR plus 0.70%, or (b) the banks’ floating rate	—	5,200

Total long-term debt	143,893	126,235

Current installments of long-term debt	23,637	28,057

Long-term debt, excluding current installments	$120,256	$98,178

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

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BACOU USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following are the current members of the Board of Directors of Bacou USA, Inc.

	Principal Occupation During	Director
Name and Age	The Past Five Years	Since

Philippe Bacou*, 43	Co-Chairman of the Board since May, 1999, Chairman from June 1996 to May, 1999; Chairman, President and Chief Executive Officer of Bacou, S.A. since July 1996; previously Executive Vice President of Bacou, S.A. since 1993; Director of Bacou, S.A. since 1985.	7/94

Walter Stepan, 62	Co-Chairman since May, 1999, President and Chief Executive Officer from July, 1994 to December, 1999; Chairman of the following subsidiaries: Bacou USA Safety, Inc. (“Bacou Safety”); Titmus Optical, Inc. (“Titmus”); Perfect Fit Glove Co., LLC (“PFG”). Formerly, Chairman of Uvex Safety Manufacturing, Inc. (“USM”) and SCHAS Industries, LLC (“SCHAS”). Also a director of Bacou, S.A., Bacou Industrial & Trading (Shanghai) Co., Ltd. (an affiliate of Bacou, S.A.), Uvex Safety Australia Pty Ltd. (“UXA”) and Uvex (UK) Limited (“Uvex UK”). UXA and Uvex UK are corporate entities in which the majority shareholder of each is Uvex Arbeitsschutz GmbH (“Uvex Germany”) and in which Bacou USA and Bacou International B.V., an affiliate of Bacou S.A., are equal minority shareholders.	7/94

Philip B. Barr, 49	President and Chief Executive Officer since January, 2000; previously Chief Operating Officer from February, 1999 to December, 1999; Executive Vice President from October 1996 to December, 1999; Vice President from August 1995 to October 1996; Chief Financial Officer and Secretary from August 1995 to May, 1999; Vice Chairman of Bacou Safety and Titmus since December 1997; Vice Chairman of PFG (including its predecessor Perfect Fit Glove Co., Inc.) since April 1999; Chairman of USM and SCHAS since January, 2000; Secretary and Treasurer of Bacou Safety from December 1997 to May, 1999; Vice Chairman of USM from December 1997 to December, 1999; Vice Chairman of SCHAS Industries, Inc. from April, 1999 to December, 1999.	8/95

Christophe Bacou*, 37	Vice President of Bacou, S.A.; previously Marketing Manager of two subsidiaries of Bacou, S.A.; employed by affiliates of Bacou, S.A. since 1990. Also, Director of Bacou, S.A.	1/96

Karl F. Ericson, 67	Independent business consultant since 1990. Partner with Peat Marwick Mitchell & Co., predecessor to KPMG LLP, from 1970 to 1990. Also, Director of Bank Rhode Island.	7/96

	Principal Occupation During	Director
Name and Age	The Past Five Years	Since

Howard S. Leight, 60	Founder of Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries); President and sole stockholder of Howard Leight Industries from 1984 until February 1998. Consultant to Bacou Safety since February 1998. Director of Howard Leight Enterprises, Inc. n/k/a Continental Polymers, Inc., since 1997. Also, Director of Bacou, S.A. since 1998	2/98

Alfred J. Verrecchia, 58	President and Chief Operating Officer, Hasbro, Inc. from 2000 to present; Executive Vice President, Global Operations from 1996 to 2000; Chief Financial Officer from 1999 to 2001; previously Chief Operating Officer, Domestic Toy Operations from 1990 to 1996; Director, Hasbro, Inc.; Director, Old Stone Corporation.	2/99

*	Philippe Bacou and Christophe Bacou are brothers.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Bacou’s officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Insiders”), to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, we believe that during 2000 all of our Insiders met their Section 16(a) filing requirements.

Item 11.  Executive Compensation

Executive Compensation

      The following table summarizes certain information with respect to compensation for services rendered to us during the years ended December 31, 2000, 1999 and 1998 by our chief executive officer and the four other most highly compensated executive officers in 2000 whose salary and bonus exceeded $100,000.

Summary Compensation Table

						Long-term
						Compensation
						Awards
						Securities
		Annual Compensation				Underlying
						Options/
	Calendar			Other Annual		SARs	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		(Shares)	Compensation

Walter Stepan	2000	$120,000	$880,000	$92,000	(1)	—	$38,450	(2)
President and Chief Executive	1999	500,000	2,400,000	92,000	(1)	70,000	151,058	(2)
Officer through December, 1999;	1998	500,000	2,100,000	62,000	(1)	30,000	16,002	(2)
Currently Co-Chairman; also Chairman of Bacou Safety, Titmus and PFG

Philip B. Barr	2000	450,000	450,000		(3)	—	2,654	(4)
President and Chief Executive	1999	300,000	350,000		(3)	—	2,048	(4)
Officer since January, 2000; Vice	1998	250,000	300,000		(3)	35,000	2,906	(4)
Chairman of Bacou Safety, Vice Chairman and CEO of Titmus and PFG; Chairman of USM and Chairman and CEO of SCHAS; Executive Vice President and Chief Operating Officer through December, 1999

Alan H. Bennett	2000	325,000	250,000		(3)		2,221
Chief Operating Officer since	1999	225,961	130,384	76,119	(5)	15,000	87,543	(6)
January, 2000; President and CEO	1998	—	—	—		—	—
of Bacou Safety and USM; Chief Operating Officer of PFG, SCHAS and Titmus

Adrien W. Hebert	2000	225,000	160,000		(3)	—	5,246	(4)
Vice President-Finance and Chief	1999	150,000	110,000		(3)	—	5,000	(4)
Financial Officer since May 1999	1998	125,000	70,000		(3)	—	4,579	(4)

John F. Burt, Jr	2000	245,000	62,720		(3)	—	5,018	(4)
President of Biosystems division of	1999	240,000	24,000		(3)	—	5,000	(4)
Bacou Safety since March 31,	1998	230,000	62,100		(3)	—	4,899	(4)
1998; President of Biosystems, Inc., a subsidiary of the Corporation from September 30, 1997 through March 31, 1998

(1)	Represents reimbursement payable to Mr. Stepan by Bacou for U.S. Social Security taxes and the applicable personal income tax effects of such reimbursement. Certain other perquisites payable to Mr. Stepan did not exceed the threshold referenced in footnote (3), below.

(2)	Represents (i) the taxable benefit to Mr. Stepan of split-dollar life insurance premiums paid by Bacou on his behalf ($33,200 in 2000, $1,707 in 1999 and $1,616 in 1998), (ii) term life insurance premiums paid by Bacou on behalf of Mr. Stepan ($9,736 in 1999 and 1998), (iii) contributions by Bacou on behalf of Mr. Stepan under our 401(k) Plan Trust ($5,250 in 2000; $5,000 in 1999; and $5,000 in 1998); and (iv) payment in 1999 of $134,615 in accrued but unused vacation benefits.

(3)	Perquisites and other personal benefits paid to the Named Executive Officer were less than $50,000, or 10% of aggregate salary and bonus, and accordingly are omitted from the table as permitted by the rules of the Commission.

(4)	Represents amounts paid by Bacou under our 401(k) Plan Trust and predecessor plans.

(5)	Represents payment on behalf of Mr. Bennett by Bacou for reimbursement of taxes attributable to reimbursement of relocation expenses.

(6)	Represents (i) payment on behalf of Mr. Bennett by Bacou for reimbursement of relocation expenses and (ii) contributions on behalf of Mr. Bennett under our 401(k) Plan Trust in the amount of $2,019.

      The “Option/ SAR Grants in Last Fiscal Year” table typically sets forth certain information relating to option grants pursuant to the Incentive Plan during the year just ended. Since no options were granted to Mr. Stepan, Mr. Barr, Mr. Bennett, Mr. Hebert or Mr. Burt in 2000, this table has been omitted.

      The following table sets forth certain information with respect to unexercised options to purchase our Common Stock granted under the Incentive Plan to the individuals named in the Summary Compensation Table above (other than Mr. Burt, who has no options). These individuals exercised no options in 2000.

Fiscal Year-End Option/ SAR Values

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options/SARs		In-the-Money Options/SARs
	at Fiscal Year-End		at Fiscal Year-End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Walter Stepan	100,000	—	$932,500	—

Philip B. Barr	100,000	—	$1,017,500	—

Alan H. Bennett	7,500	7,500	$16,875	$16,875

Adrien W. Hebert	16,000	4,000	$176,000	$44,000

(1)	Based on a per share price of $26.00, the closing price of our Common Stock on The New York Stock Exchange on December 29, 2000, the last trading day of the year.

Director Compensation

      Directors who are also employees of Bacou receive no compensation for service on the Board of Directors. The non-employee directors receive cash compensation for service on the Board of Directors in an annual amount of $15,000, payable quarterly. As Co-Chairman of the Board, Mr. Philippe Bacou receives $60,000 annually. In addition, each non-employee director receives $1,000 per day for attendance at any meeting of the Board of Directors or any of its Committees or $500 per day for attendance by conference call.

      Since August 1, 1996, we have granted current non-employee directors 164,600 options in the aggregate at exercise prices equal to the fair market value of the Common Stock on the date of grant, pursuant to the 1996 Non-Employee Director Stock Option Plan (“Director Plan”). Effective February 27, 1998, we granted 50,000 options to Mr. Leight at an exercise price equal to $17.00 per share, pursuant to the 1998 Howard S. Leight Stock Option Plan (“Leight Plan”). See “Certain Transactions”. As of May 15, 2000, each Director was granted 5,000 options pursuant to the Director Plan, except for Mr. Philippe Bacou, who receives 10,000 options per year while serving as Co-Chairman.

Employment Contracts

  Mr. Stepan

      On December 1, 1999, we entered into an Amended and Restated Employment Agreement with Mr. Stepan, effective January 1, 2000 for a period of three years with respect to Mr. Stepan’s service as Co-Chairman of Bacou, with annual renewals thereafter unless either party provides six months notice prior to the end of a term. In this position, Mr. Stepan receives a salary of $120,000 per year (subject to annual reviews) and must devote at least 25% of his normal business commitment to Bacou. He is eligible to receive a discretionary amount of incentive compensation, subject to the approval of the Compensation Committee, depending on the success and progress that Bacou achieves during each year, based on the time he devotes to his duties and reflecting his former position as President and CEO. Mr. Stepan continues to receive all employment benefits for which he was previously eligible. In the event of any direct or indirect change of control of Bacou, Mr. Stepan will receive a guaranteed minimum payment equal to the sum of the amounts that would be payable to him during the remaining term of this agreement, including total base salary, bonus equal to 25% of his 1999 bonus, a number of stock options equal to those granted to the President and CEO, plus the present value of all other benefits under the agreement from such date until the end of the then-current term of the agreement. The above agreement prohibits Mr. Stepan from competing with Bacou and from disclosing confidential information regarding the company during the term of such agreement and thereafter for periods of one year and three years, respectively.

  Mr. Barr

      Effective January 1, 2000, Bacou and Mr. Barr entered into an Employment Agreement regarding Mr. Barr’s service as President and Chief Executive Officer of Bacou for a three-year term, with two-year renewal terms thereafter unless either party provides six-months’ notice prior to the end of any such term. We paid Mr. Barr a base salary of $450,000 for the first year of the initial term, subject to annual reviews. We determined his bonus payments and stock options pursuant to the Bonus and Option Plan for senior executives, according to which Mr. Barr receives awards determined by the compound annual growth rate of Bacou’s net income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). For 2000, Mr. Barr received a bonus of $450,000. The agreement also provides that in the event of any change of control of Bacou, either directly or indirectly, Mr. Barr shall receive a guaranteed minimum payment equal to the sum of the amounts that would be payable to him during the remaining term of this agreement, including total base salary, bonus and stock options plus the present value of all other benefits under the agreement from such date until the end of the then-current term of the agreement (“Change of Control Payment”). The above agreement prohibits Mr. Barr from competing with Bacou and from disclosing any confidential information regarding our business during the term of the agreement and thereafter for periods of one year and three years, respectively.

  Mr. Bennett

      Effective January 1, 2000, we entered into a three-year Employment Agreement with Mr. Bennett with two-year renewal terms thereafter unless either party provides six-months’ notice prior to the end of a term. We paid him a base salary of $325,000 for the first year of the initial term, with bonus and stock options subject to the Bonus and Option Plan for senior executives. He received a bonus of $250,000 for his service in 2000. The agreement provides that in the event of a change of control of Bacou, either directly or indirectly, Mr. Bennett shall receive a Change of Control Payment. Under this agreement, Mr. Bennett is restricted from competing with Bacou and is prohibited from disclosing any confidential information about our business during the term of the agreement and thereafter for periods of one year and three years, respectively.

  Mr. Hebert

      Effective January 1, 2000, Bacou and Mr. Hebert entered into an employment agreement for a term of three years, with one-year annual renewals thereafter subject to six months notice by either party. We paid Mr. Hebert a base salary of $225,000 for the first year of the agreement, subject to annual reviews. He is eligible for a bonus and stock options pursuant to the Bonus and Option Plan for senior executives. For 2000, he received a bonus of $160,000. The agreement provides that in the event of a change of control of Bacou, directly or indirectly, Mr. Hebert will receive a Change of Control Payment. The agreement prohibits Mr. Hebert from competing with Bacou and from disclosing any confidential information about our business during the term of the agreement and thereafter, for periods of one year and three years, respectively.

  Mr. Burt

      Effective on October 1, 1997, Biosystems, Inc., a predecessor to Bacou Safety, entered into an Employment Agreement with Mr. Burt. According to this agreement, as amended by a First Amendment thereto dated as of April 1, 2001, Mr. Burt served as President of Biosystems (now the Biosystems division of Bacou Safety) for an initial term through April 30, 2001. Beginning April 30, 2001, Mr. Burt will serve Biosystems in the position of Founder through December 31, 2002 and for one year renewal periods thereafter unless written notice of termination is provided by either party at least six months prior to the end of a term. The agreement provides for a base salary of $245,000 for 2000 and $250,000 for 2001. In March, 2001, Mr. Burt received a bonus of $62,720 for his services in 2000. Mr. Burt is eligible to participate in employee benefit plans but has received no awards of stock options under the Incentive Plan. He is subject to certain non-competition and confidentiality covenants regarding the company’s business during the term of the agreement and thereafter. Also, see “Contingent Payments and Other Provisions of the Biosystems Agreement” and “Registration Rights.”

Compensation Committee Interlocks and Insider Participation

      Mr. Stepan, Chairman of the Board’s Compensation Committee and Co-Chairman of Bacou, serves on the Board of Directors of Bacou, S.A., and Mr. P. Bacou is the Chairman, President and Chief Executive Officer of Bacou, S.A. and is a member of our Board’s Compensation Committee.

COMPENSATION COMMITTEE REPORT

      During 2000, the membership of the Compensation Committee of the Board of Directors consisted of Messrs. Philippe Bacou, Karl F. Ericson, Walter Stepan (Chair) and Alfred J. Verrecchia. Mr. P. Bacou, Mr. Verrecchia and Mr. Ericson are not Bacou employees. Mr. Stepan currently serves as our Co-Chairman and is Chairman of Bacou Safety, PFG and Titmus. The role of the Compensation Committee is advisory and administrative in nature, with responsibility for matters such as making recommendations to the Board of Directors concerning certain compensation matters and administering compensation plans adopted by the Board of Directors, including the Incentive Plan, the Bonus and Option Plan (for senior executives) and the Bacou Bonus Plan for Executives of Subsidiaries and Divisions for 2000 (“Bonus Plan”). The Compensation Committee has a Sub-Committee, currently comprised of Mr. Ericson and Mr. Verrecchia, that is charged with the responsibility of reviewing, approving and recommending to the Compensation Committee all compensation arrangements for covered employees (as defined by Section 162(m) of the Internal Revenue Code) who are likely to have compensation in excess of $1 million during any fiscal year. For 2000, no covered employee received compensation in excess of that amount.

Compensation Policies

      The Bacou executive compensation program consists of three main components: (1) base salary, (2) cash bonus and (3) stock options. Base salaries are designed to attract and retain well-qualified executives who are likely to manage our company and its operating subsidiaries in a manner that will produce successful operating strategies and results. We use cash bonuses to provide short-term incentives that are determined in direct relation to the company’s financial performance and that also take into account individualized objectives and achievements. We have designed our stock option program to align the interests of shareholders and executives by providing long-term incentives based on growth in market value of our Common Stock.

Direct Relationship of Compensation to Corporate Financial Performance

      For 2000, we paid Mr. Barr, Mr. Bennett and Mr. Hebert bonuses that were in direct relation to corporate financial performance, as measured by operating income, pursuant to their employment agreements. This resulted in our paying all of Mr. Barr’s, Mr. Bennett’s and Mr. Hebert’s bonuses in direct relation to the level of Bacou’s operating profit on a consolidated basis.

      For the executive officers of our operating subsidiaries and divisions, we designed executive compensation in relation to corporate performance through the Bonus Plan, which provides increased bonus levels as subsidiary and division operating margins, net sales and operating profits increase. On this basis, the portion of bonuses that were in direct relation to corporate financial performance ranged from approximately 20% to 50% of base salary for our executive officers at operating subsidiaries and divisions.

CEO Compensation

      Mr. Barr served as Chief Executive Officer of Bacou during 2000. The terms of his Employment Agreement effective January 1, 2000, determined his salary and benefits for 2000. Mr. Barr’s cash bonus represents 50% of his 2000 compensation. He was entitled to a cash bonus pursuant to an incentive formula that directly connected Bacou’s financial performance, as measured by growth of consolidated net earnings and EBITDA, to the amount of his bonus. Based on our financial performance for 2000, the Compensation Committee awarded Mr. Barr a cash bonus of $450,000.

IRS Matters

      Section 162(m) of the Internal Revenue Code disallows deductions by publicly held companies for employee remuneration in excess of $1 million that is not performance-based. For 2000, no covered employee received more than $1 million in remuneration.

COMPENSATION COMMITTEE

Walter Stepan (Chair)
Philippe Bacou
Karl F. Ericson
Alfred J. Verrecchia

CORPORATE PERFORMANCE

      The line graph below compares the cumulative total stockholder return for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 of our Common Stock against the cumulative total return of the Russell 2000 Index. We compare our return to the Russell 2000 Index because we believe that it is the most appropriate index for comparative results. The graph also compares such return for the years 1996, 1997, 1998, 1999 and 2000 against the cumulative total return of a peer group of companies in the safety and security products market consisting of Checkpoint Systems; Cintas Corporation; Indentix, Inc.; Mine Safety Appliances Company; Pittston Brinks Group; Scott Technologies (formerly known as Figgie International); Sensormatic Electronics; and Symbol Technologies (“Peer Group”). Prior to this year, there were five other companies that were a part of this group: Borg-Warner Security Corp., Pittway Corporation, Safeskin Corporation, Thermedics, Inc. and Vivid Technologies. Through various corporate transactions, these companies no longer serve as a basis for comparison with us. The graph and table assume that $100 was invested on March 27, 1996 in each of Bacou Common Stock, the Russell 2000 Index and the Peer Group, and that all dividends were reinvested.

	3/27/96	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00

Bacou USA	100.00	110.83	116.66	143.33	100.42	173.33
S&P 500 Index	100.00	117.82	157.13	202.03	244.55	222.28
Russell 2000	100.00	113.16	138.46	134.93	163.62	158.86
Peer Group	100.00	107.62	130.17	188.83	194.40	222.24

Item 12.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 12, 2001 (unless otherwise noted), certain information concerning the ownership of shares of Common Stock by (i) each person or group that we know owns beneficially more than five percent of the issued and outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer described in “Executive Compensation” above, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his or its shares of Common Stock shown.

Name	Number of Shares		Percent of Class

Bacou, S.A.	12,612,600	(1)	71.37%
168 Avenue des Auréats BP 1205 26012 Valence Cedex, France

Brinson Partners, Inc.	930,496	(2)	5.26%
209 South LaSalle Street Chicago, IL 60604-1295

UBS AG	930,496	(2)	5.26%
Bahnhofstrasse 45 8021, Zurich, Switzerland

Philippe Bacou	12,696,400	(1)(3)	71.49%

Walter Stepan	522,900	(4)(5)	2.94%

Christophe Bacou	30,400	(3)	*

Philip B. Barr	105,100	(5)	*

Karl F. Ericson	36,400	(3)	*

Howard S. Leight	75,000	(3)(6)	*

Alfred J. Verrecchia	10,500	(3)	*

Alan H. Bennett	21,250	(5)	*

John F. Burt, Jr.	287,190	(7)	1.62%

Adrien W. Hebert	20,000	(5)	*

All directors and executive officers as a group (21 persons)	13,950,640	(3)(4)(5)(6)(7)	76.37%

(1)	Philippe Bacou is Chairman, President and Chief Executive Officer of Bacou, S.A. and has sole voting and dispositive power with respect to shares of Common Stock owned by Bacou, S.A.

(2)	According to its Schedule 13G/ A filed with the Securities and Exchange Commission (“Commission”) on February 13, 2001, Brinson Partners, Inc. (“BPI”) had, as of December 31, 2000, sole voting power and shared dispositive power with respect to 930,496 shares of Common Stock. On the same Schedule 13G/ A, UBS AG, through its indirect beneficial subsidiary, BPI, had sole voting power and shared dispositive power with respect to the same 930,496 shares of Common Stock. Both BPI and UBS AG disclaim beneficial ownership of such securities.

(3)	Includes, as applicable, the following shares of Common Stock reserved for issuance upon exercise of stock options outstanding pursuant to our 1996 Non-Employee Director Stock Option Plan, all of which are vested: Mr. P. Bacou, 83,800 shares; Mr. C. Bacou, 30,400 shares; Mr. Ericson, 30,400 shares; Mr. Leight, 10,000 shares; Mr. Verrecchia, 10,000 shares; (all directors as a group, 164,600 shares).

(4)	Includes 55,440 shares of Common Stock owned of record by Mr. Stepan’s wife.

(5)	Includes, as applicable, the following shares of Common Stock reserved for issuance upon exercise of stock options vested as of April 14, 2001 pursuant to the Corporation’s 1996 Stock Incentive Plan: Mr. Stepan, 100,000 shares; Mr. Barr, 100,000 shares; Mr. Bennett 11,250 shares; and Mr. Hebert,

20,000 shares; (all executive officers as a group (including Messrs. Stepan, Barr, Bennett and Hebert), 377,250 shares).

(6)	Includes 50,000 shares of Common Stock reserved for issuance upon exercise of stock options outstanding pursuant to our 1998 Howard S. Leight Stock Option Plan, all of which options are vested and which constitute all options reserved for issuance under this plan.

(7)	Represents unregistered shares held as part of consideration for exchange of Mr. Burt’s shares in Biosystems, Inc. in our acquisition of Biosystems. Mr. Burt has “piggyback” registration rights with respect to these shares. Includes 79,130 shares until recently held in escrow that were allocable to Mr. Burt pursuant to an escrow agreement as part of the Biosystems acquisition.

*	Less than 1%.

Item 13.  Certain Relationships and Related Transactions

Contingent Payments and Other Provisions of the Biosystems Agreement

      Pursuant to provisions of the Merger Agreement with Biosystems, Inc., (“Biosystems Agreement”), Bacou is contingently obligated to make certain earn-out payments if the operating results of the Biosystems division exceed certain defined thresholds in the year 2000 (“Contingent Payments”). Contingent Payments, if any, would be payable to the five former stockholders of Biosystems, Inc. (including Mr. Burt)(“Biosystems Stockholders”) and are payable in unregistered shares of common stock of Bacou, except that the Biosystems Stockholders have the option to receive up to an aggregate amount of $12.0 million of any Contingent Payments in cash. Pursuant to the Biosystems Agreement, we have submitted the year 2000 financial statements of Biosystems and an accountant’s report thereon, along with other materials pertaining to the calculation of the Contingent Payments, to the Biosystems Stockholders for their review. The Biosystems Stockholders have until June 12, 2001 to comment on the materials submitted to them.

Registration Rights

      Bacou, S.A. (“Principal Stockholder”) and Mr. Burt each has certain contractual rights (each, a “Demand Registration Right”) to cause Bacou to register its shares of Common Stock under the Securities Act of 1933, as amended (“Securities Act”). In addition, subject to certain limitations, if Bacou proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders, each of the Principal Stockholder, all selling shareholders of Biosystems, Inc., and Mr. Stepan, his wife and two adult children (together, “Stepan Family”), are entitled to written notice of the registration and are entitled to, at Bacou’s expense, include therein shares of Common Stock held by such holder (“Piggyback Right”), provided, among other conditions, that the underwriters of any offering have the right to limit the number of such shares included in the registration. If an underwriter does so limit the number of shares included in a registration, shares will be eliminated from the offering in the following order: (i) shares proposed to be sold by selling shareholders of Biosystems, Inc. pursuant to a Piggyback Right, (ii) shares proposed to be sold by the Principal Stockholder or the Stepan Family pursuant to a Piggyback Right, (iii) shares proposed to be sold by any person pursuant to the exercise of a Demand Registration Right, and finally (iv) shares proposed to be sold by Bacou for its own account. Bacou generally is required to bear all the fees, costs and expenses of any such registration other than underwriting discounts and commissions. Bacou also is obligated to indemnify each of the Principal Stockholder, the selling shareholders of Biosystems, Inc., the Stepan Family and any other party that exercises its registration rights against certain liabilities, including liabilities under the Securities Act.

Corporate Opportunities Agreement with Bacou Group

      Bacou and the Principal Stockholder have entered into an agreement that addresses potential conflicts of interest with respect to future business opportunities. In general, the agreement covers the following: the extent to which the Principal Stockholder and its affiliates (together, “Bacou S.A. Group”) may export their products to the United States; the extent to which we may export its products to France; the manner in which acquisition opportunities will be allocated between the Bacou S.A. Group and us; the basis for cooperation between the Bacou S.A. Group and us with respect to product development, intellectual property rights, research and development and manufacturing processes; and the terms and conditions for sale of products by one party to the other. The agreement expires on December 31, 2016, subject to a ten-year renewal option thereafter exercisable by either party.

      Except for products we supply as an Original Equipment Manufacturer (“OEM”), we may not offer for sale in France personal protective equipment of a type offered by the Bacou S.A. Group to its customers in France unless we shall have first offered to supply the products to the Bacou S.A. Group and such offer shall have been declined. At any time after the Bacou S.A. Group declines such an offer, it may change its decision, prevent us from making future sales of such products in France and undertake sales of such products on its own behalf. The rights of the Bacou S.A. Group to reconsider such an offer would be subject to any agreement we have entered into with third parties subsequent to the Bacou S.A. Group’s having declined the initial offer.

      Except for products supplied by the Bacou S.A. Group on an OEM basis, the Bacou S.A. Group may not offer for sale in the United States personal protective equipment of a type we offer to our customers in the United States unless it shall have first offered to supply the products to us and such offer shall have been declined. At any time after we decline such an offer, we may change our decision, prevent the Bacou S.A. Group from making further sales of such products in the United States and undertake sales of such products on our own behalf. Our rights to reconsider such an offer would be subject to any agreement entered into by the Bacou S.A. Group with third parties subsequent to our having declined the initial offer.

      The geographic restrictions applicable generally to our sales in France and by the Bacou S.A. Group in the United States do not apply to products sold by either party on an OEM basis, except that either party may determine in its reasonable discretion that such sales by the other party would materially and adversely affect the marketability of its competing products, in which case the other party would be required to curtail such export sales of OEM products.

      Opportunities for future acquisitions generally will be allocated by geographic location, with our making acquisitions of businesses in North, Central and South America and the Bacou S.A. Group making acquisitions elsewhere in the world. Recognizing our expertise in eyewear products, we have the right of first refusal for any acquisitions of eyewear businesses wherever located.

      The agreement requires both parties and their affiliates to regularly exchange information about activities relating to product development, intellectual property rights, research and development and manufacturing processes. In the event we select a new product of the Bacou S.A. Group for sale within the United States, we may utilize the intellectual property, products, processes and know-how associated with the selected products without payment of any royalty or consulting fee. We are subject to the same requirement for our new products that are selected by the Bacou S.A. Group for sale in France. Our obligations are subject to the restrictions placed on Bacou Safety as successor-in-interest to Uvex Safety, Inc. pursuant to agreements with Uvex Germany. The obligations of both parties are subject to any restrictions applicable under other third party agreements, such as secrecy agreements, in force at January 1, 1996.

      Each party must supply its products to the other party generally upon the most favorable terms and conditions applicable to transactions with unrelated customers involving similar quantities and purchase order conditions.

Principal Stockholder/ Perfect Fit Licensing Agreement

      As of January 1, 2001, the Principal Stockholder entered into a license and distribution agreement with our Perfect Fit subsidiary whereby Perfect Fit has granted the Principal Stockholder a non-exclusive license to sell certain of its products approved by Perfect Fit using the brand name Perfect Fit in Europe, Africa and Asia. The agreement shall extend for a five-year term, with annual renewals thereafter subject to a six-month notice by either party. Perfect Fit receives a royalty payment of one-half of 1 percent of the sales price of each licensed product sold by the Principal Stockholder using the Perfect Fit name.

Inventory Purchases from and Sales to Principal Stockholder

      Bacou purchases certain inventory items from affiliates of the Principal Stockholder. Total purchases were approximately $3,843,000 in 2000, $1,049,000 in 1999 and $24,000 in 1998. Bacou also sells certain inventory items to affiliates of the Principal Stockholder, with sales totaling approximately $4,239,000 in 2000, $1,925,000 in 1999 and $967,000 in 1998. The Principal Stockholder has been the exclusive distributor of Howard Leight products in France since 1993.

Joint Investments with Principal Stockholder

      Effective August 1, 1999, Bacou and Bacou NL, an affiliate of the Principal Stockholder, entered into certain agreements in which we each became a 15% stockholder of Uvex Australia Pty Ltd. and of Uvex (UK) Limited. These companies provide channels of distribution for our products in each of their respective regions. The remaining 70% ownership of both Uvex Australia and Uvex UK is held by Uvex Germany. During 2000, Bacou sold $2,413,000 in products to Uvex Australia and $1,482,000 to Uvex UK, compared with $2,119,000 and $1,463,000 in 1999, respectively. Mr. Stepan serves as a Director of each of these distribution companies as our representative.

Asset Purchase Agreement with Howard S. Leight & Associates, Inc.

      Pursuant to an Asset Purchase Agreement (as amended) with Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries) (“HLA”), Bacou Safety consummated the following transactions on February 27, 1998 (collectively, the “Leight Transactions”): (i) acquired substantially all of the assets and assumed substantially all of the liabilities of HLA (ii) acquired all of the capital stock of Howard Leight de Mexico S.A. de C.V. (except for one share of capital stock which was purchased by Bacou in order to comply with Mexican statutory requirements) from HLA and Howard S. Leight (“Mr. Leight”) and (iii) acquired all of the capital stock of Howard Leight (Europe) Limited from Mr. Leight and Mr. John Dean, Chief Executive Officer of HLA at such time (and who served as the President and Chief Operating Officer of Bacou Safety from February 27, 1998 until May 19, 1998). Mr. Leight was the founder and sole stockholder of HLA. Bacou Safety paid cash consideration of $125.9 million in connection with the closing of the Leight Transactions, $5.9 million of which represented the refinancing of HLA indebtedness. In addition to cash consideration paid at the closing, Bacou Safety has paid $250,000 in additional consideration pursuant to the Asset Purchase Agreement based upon sales results of the purchased business in 2000.

Consulting Agreement with Howard S. Leight

      In connection with the Leight Transactions, Mr. Leight entered into a consulting agreement dated February 27, 1998 (“Consulting Agreement”) with Bacou Safety. The Consulting Agreement requires Mr. Leight to provide advice to Bacou Safety and to assist Bacou Safety with certain product development and marketing efforts. As compensation for these services, we paid Mr. Leight $183,333.37 in 2000 (representing 11 monthly payments), and we are required to pay him at the rate of $200,000 per annum for the term of the Consulting Agreement. In addition, Bacou Safety is required to make royalty payments to Mr. Leight for every new hearing protection product which is patented by Bacou Safety or for which a patent could be obtained but which Bacou Safety determined not to file in order to protect its trade secret, and which is either principally derived from ideas of Mr. Leight or principally developed by Mr. Leight subsequent to February 27, 1998. Royalty payments will be paid at the rate of four percent (4%) of the net sales of any qualifying product, provided sales of such product exceed thresholds defined in the Consulting Agreement. We did not make any royalty payments to Mr. Leight during 2000. The Consulting Agreement continues for a period of five years from the date of commencement, except, however, that Bacou Safety’s obligation to make royalty payments pursuant to the Consulting Agreement does not terminate upon expiration of this term. The Consulting Agreement also provides for Mr. Leight to be nominated as a Bacou Director during each year of the five-year term of the Consulting Agreement, and for the grant of 50,000 stock options to Mr. Leight in 1998. Upon consummation of the Leight Transactions, Mr. Leight joined the Boards of Directors of Bacou and the Principal Stockholder and, pursuant to the Leight Plan, he received an option to purchase an aggregate of 50,000 shares of the Common Stock at an exercise price of $17.00 per share. Under the terms of the Consulting Agreement, Mr. Leight is subject to confidentiality, non-disclosure and non-competition provisions.

Real Estate Option and Right of First Refusal Agreement with Howard S. Leight

      Mr. Leight is the owner of a parcel of land adjacent to our manufacturing facility in San Diego, California (“Option Land”). In connection with the Leight Transactions, Bacou Safety and Mr. Leight entered into a Real Estate Option and Right of First Refusal Agreement pursuant to which Bacou Safety obtained the right to purchase the Option Land under certain terms and conditions in the future. In general, Bacou Safety may elect to purchase the Option Land for a price equal to the greater of $750,000 or fair market value determined by independent appraisal, at any time within a three-year period beginning December 15, 1999. As of this time, Bacou Safety has not exercised its option. Also, Mr. Leight is required to offer the Option Land to Bacou Safety on terms and conditions as favorable as those applicable to any that Mr. Leight proposes to accept from a third party at any time in the future.

Lease Agreement with Howard S. Leight

      Effective February 27, 1998, Bacou Safety entered into a lease agreement with Mr. Leight for a 20,000 square foot warehouse located in Florence, Kentucky (“Lease Agreement”) in connection with the Leight Transactions. The Lease Agreement has an initial lease term of five (5) years and is subject to two (2) successive options, each of which would allow us to extend the term for a period of five (5) years. The Lease Agreement provides for annual rent equal to $100,000 and is subject to annual increases based upon increases in the regional Consumer Price Index. Pursuant to the terms of the Lease Agreement, Bacou Safety is responsible for payment of taxes, utilities, insurance and certain repairs and maintenance. Bacou Safety made lease payments totaling $95,116.41 during 2000 to Mr. Leight (covering 11 monthly payments).

Supply Agreement with respect to Howard Leight Enterprises

      Mr. Leight is a principal stockholder of Continental Polymers, Inc., f/k/a Howard Leight Enterprises, Inc. (“HLE”). At the time of the Leight Transactions, Mr. Leight owned 80% of the capital stock of HLE and served as a Director and as its President. In connection with the Leight Transactions, Bacou entered into a letter agreement with Mr. Leight that Bacou Safety would negotiate a supply agreement with HLE pursuant to which Bacou would purchase its requirements for polyurethane pre-polymer (the principal raw material used in the production of foam hearing protection products) from HLE for a period of five years, provided that the quality and price of such raw material offered by HLE are equivalent to that which is then available from third party suppliers. Bacou and HLE have not been able to reach agreement on the terms and conditions of a supply agreement and HLE has not supplied any samples or production quantities of the intended product. In February 2000, we filed a declaratory judgment action with respect to this matter, asking the court to determine that we had fully discharged our obligations under the letter agreement. In August of 2000, HLE was added to the suit as a necessary party and has filed a $4 million counterclaim against us, which we have denied. Discovery is currently taking place.

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

      Independent Auditors’ Report on Financial Statement Schedule

           3.  Exhibits

FORM 10-K EXHIBITS INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Agreement and Plan of Merger dated as of September 30, 1997 by and among Bacou USA, Inc., ISH Transaction, Inc., Biosystems, Inc. and the Shareholders of Biosystems, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed October 15, 1997)
2.2	—	Asset Purchase Agreement dated December 31, 1997 between Bacou USA Safety, Inc. and Howard S. Leight & Associates, Inc. (d/b/a Howard Leight Industries) (incorporated by reference to Exhibit 2(a) of the Company’s Form 8-K filed on March 13, 1998)
2.3	—	Letter Agreement by and between Howard S. Leight and Bacou USA, Inc. (incorporated by reference to Exhibit 2(b) of the Company’s Form 8-K filed on March 13, 1998)
2.4	—	Letter Agreement by and among Howard S. Leight, Bacou S.A. and Engineering Bacou S.A. (incorporated by reference to Exhibit 2(c) of the Company’s Form 8-K filed on March 13, 1998)
2.5	—	First Amendment to Asset Purchase Agreement dated February 27, 1998 (incorporated by reference to Exhibit 2(d) of the Company’s Form 8-K filed on March 13, 1998)
2.6	—	Purchase Agreement dated as of February 24, 1999 by and among Perfect Fit Glove Co., Inc. and other parties and Bacou USA Safety, Inc. (incorporated by reference to Exhibit 2(a) of the Company’s Form 10-K filed on March 27, 1999)
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of the Company’s Registration Statement filed on Form S-1 (Commission File No. 333-00470) (the “Company’s Registration Statement”))
3.2	—	Bylaws (incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement)
4.1	—	Credit Line Agreement by and between Bacou USA, Inc. and Banque Nationale de Paris (“BNP”) dated February 19, 1998 (incorporated by reference to Exhibit 10(a) of the Company’s Form 8-K filed on March 13, 1998)
4.2	—	Credit Line Agreement by and between Bacou USA, Inc. and BNP dated March 25, 1999 (incorporated by reference to Exhibit 4.2 of Company’s Form 10-K filed March 21, 2000)
4.3	—	Credit Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., Uvex Safety Manufacturing, Inc. (“USM”), BankBoston, N.A.(“BKB”) (n/k/a Fleet National Bank) and KeyBank N.A. (incorporated by reference to Exhibit 4(a) of the Company’s Form 10-Q filed on May 13, 1999), as amended by First Modification to Credit Agreement dated as of March 1, 2000 in connection with Letter of Credit by Fleet with respect to reissuance of $5,590,000 industrial revenue bond for SCHAS (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed on May 11, 2000)
4.4	—	Bond Purchase Agreement dated as of August 24, 1999 by and among Bacou USA, Inc., USM, BKB and the Rhode Island Industrial Facilities Corporation (incorporated by reference to Exhibit 4(b) of the Company’s Form 10-Q filed on May 13, 1999)
4.5	—	Pledge Agreement, dated as of March 1, 2000, by and among SCHAS Industries, LLC and Fleet National Bank (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed May 11, 2000)
4.6	—	Reimbursement Agreement dated as of March 1, 2000, by and among Bacou USA, Inc., SCHAS Industries, LLC and Fleet National Bank (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 11, 2000)
10.1*	—	Amended and Restated Employment Agreement with Walter Stepan dated as of December 1, 1999 (incorporated by reference to Exhibit 10.1.4 of Company’s Form 10-K filed March 21, 2000)

Exhibit
Number		Description of Exhibit

10.2*	—	Employment Agreement with Philip B. Barr dated as of January 1, 2000 (incorporated by reference to Exhibit 10.2.5 of Company’s Form 10-K filed March 21, 2000)
10.3	—	Registration Rights Agreement dated July 31, 1994 by and between Walter Stepan and Bacou (incorporated by reference to Exhibit 10(h)(i) of Bacou’s Registration Statement)
10.4	—	Form of Registration Rights Agreement dated February , 1996 among the Principal Stockholder Figa, S.A., Walter Stepan, Heidemarie Stepan, Bettina Stepan, Axel Stepan and Bacou (incorporated by reference to Exhibit 10(i) to Amendment No. 1 of Bacou’s Registration Statement)
10.5	—	Registration Rights Agreement dated September 30, 1997 by and among Bacou USA and each person identified therein (incorporated by reference to Exhibit 2(b) of Bacou’s Form 8-K filed October 15, 1997)
10.6	—	Corporate Opportunities Agreement dated as of January 1, 1996 between the Principal Stockholder and Bacou (incorporated by reference to Exhibit 10(j) of Bacou’s Registration Statement)
10.7	—	Amended and Restated Agreement of Transfer, Trademarks, Know-How and Related Matters dated November 2, 1995 by and among Uvex Winter Optik GmbH, Uvex Arbeitsschutz GmbH & Co., KG, Uvex Winter Optical, Inc. and Uvex Safety (incorporated by reference to Exhibit 10(k) of Bacou’s Registration Statement)
10.8	—	License Agreement dated June 1, 1986 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(l) of Bacou’s Registration Statement)
10.9	—	License Agreement dated July 1, 1992 between Uvex Winter Optik GmbH and Uvex Winter Optical, Inc., as amended by a First Amendment dated October 31, 1994 (incorporated by reference to Exhibit 10(m) of Bacou’s Registration Statement)
10.10	—	License and Distribution Agreement dated as of January 1, 2001 between Bacou S.A. and Perfect Fit (incorporated by reference to Exhibit 10.11 of Bacou’s Form 10-K filed March 30, 2001)
10.11*	—	Bacou USA, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) of Bacou’s Registration Statement)
10.12*	—	Bacou USA, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(x) of Bacou’s Form 10-K filed March 31, 1997)
10.13	—	1998 Howard S. Leight Stock Option Plan (incorporated by reference to Exhibit 10.35 to Bacou’s Form 10-K filed March 27, 1998)
10.14	—	Lease Agreement dated February 27, 1998 by and between Howard S. Leight and Bacou Safety (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed March 27, 1998)
10.15*	—	Bonus and Option Plan for CEO, COO and CFO of Bacou USA, Inc. for 2000-2002 (incorporated by reference to Exhibit 10.16 to Company’s Form 10-K filed March 21, 2000)
10.16*	—	Bonus Plan for Executives of Bacou USA, Inc. for 2001 (incorporated by reference to Exhibit 10.17 of Bacou’s Form 10-K filed March 30, 2001)
10.17*	—	Bonus Plan for Executives of Subsidiaries and Divisions of Bacou USA, Inc. for 2001 (incorporated by reference to Exhibit 10.18 of Bacou’s Form 10-K filed March 30, 2001)
10.18*	—	Consulting Agreement dated as of February 27, 1998 between Howard S. Leight and Bacou Safety (incorporated by reference to Exhibit 99(e) of Bacou’s Form 8-K filed March 13, 1998)

Exhibit
Number		Description of Exhibit

10.19*	—	Employment Agreement with Alan H. Bennett effective January 1, 2000 (incorporated by Reference to the Company’s Form 10-K filed March 21, 2000)
10.20*	—	Employment Agreement with Adrien W. Hebert effective January 1, 2000 (incorporated by Reference to the Company’s Form 10-K filed March 21, 2000)
10.21*	—	Employment Agreement dated October 1, 1997 between Biosystems, Inc. and John F. Burt, Jr. (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-Q filed November 14, 1997)
10.22	—	Engagement Letter dated July 13, 2000 with Deutsche Bank Securities, Inc. (incorporated by Reference to the Company’s Form 8-K filed on July 14, 2000)
10.23	—	Letter Agreement between Bacou USA, Inc. and the Bacou Family dated July 13, 2000 (incorporated by reference to the Company’s Form 8-K filed on July 14, 2000)
21	—	Subsidiaries of Bacou (incorporated by reference to Exhibit 21 of Bacou’s Form 10-K filed March 30, 2001)
23	—	Accountants’ Consent

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

      Bacou filed two reports on Form 8-K during the quarterly period ended December 31, 2000:

The first report, dated October 29, 2000, reported the Company’s sales and earnings for the third quarter of 2000.

The second report, dated December 28, 2000, reported that the Company’s review of strategic alternatives was continuing into 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/ A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Smithfield, State of Rhode Island, on this 25th day of April, 2001.

BACOU USA, INC.

By	/s/ JEFFREY T. BROWN

Jeffrey T. Brown

Vice President and Chief Accounting Officer

BCOCM-10K-01

Item 14(a) 2.	Financial Statement Schedules Financial Statement Schedule II

Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Bad debt allowance (in thousands)

Year ended December 31, 1998	$945	$266	$150	$211	$1,150

Year ended December 31, 1999	1,150	110	100	192	1,168

Year ended December 31, 2000	1,168	445	50	272	1,391

(1)	Represents the beginning bad debt allowance of businesses acquired during the period.

(2)	Deductions consist of uncollectible accounts charged-off during the period, net of recoveries.

      All other schedules for which provisions are made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or are not material and therefore have been omitted.