Form 10-Q
period 2001-03-31
BACOU USA INC
filed 2001-05-15
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 7, 2001 was 17,678,665.

                                 BACOU USA, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets,
          December 31, 2000 and March 31, 2001                             3

          Consolidated Condensed Statements of Income, Three
          Months Ended March 31, 2000 and 2001                             4

          Consolidated Condensed Statements of Cash Flows,
          Three Months Ended March 31, 2000 and 2001                       5

          Notes to Consolidated Condensed Financial Statements         6 - 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9 - 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               16

Item 6.   Exhibits and Reports on Form 8-K                                16

          Signatures                                                      17

PART I. Financial Information
ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                            (unaudited)
                                                                    December 31,             March 31,
                                                                        2000                   2001
                                                                  ------------------     ------------------
                              ASSETS
   Current assets:
     Cash and cash equivalents.................................        $     980              $   8,983
     Trade accounts receivable, net............................           53,275                 49,910
     Inventories...............................................           45,504                 40,968
     Other current assets......................................            2,024                  3,066
     Deferred income taxes.....................................            1,952                  1,817
                                                                  ------------------     ------------------
       Total current assets....................................          103,735                104,744
   Property and equipment, net.................................           78,392                 76,110
   Intangible assets, net......................................          194,456                191,953
   Other assets................................................            2,947                  2,947
                                                                  ------------------     ------------------
       Total assets............................................        $ 379,530              $ 375,754
                                                                  ==================     ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Current installments of long-term debt....................        $  28,057              $  23,357
     Accounts payable..........................................           11,239                 12,620
     Accrued expenses..........................................           11,788                  7,845
     Income taxes payable......................................            1,542                  3,639
                                                                  ------------------     ------------------
       Total current liabilities...............................           52,626                 47,461
   Long-term debt..............................................           98,178                 91,964
   Deferred income taxes.......................................           13,852                 14,747
   Other liabilities...........................................            1,799                  1,756
                                                                  ------------------     ------------------
       Total liabilities.......................................          166,455                155,928
                                                                  ------------------     ------------------

   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding..............              ---                    ---
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 17,671,465 shares in 2000 and
     17,675,765 shares in 2001 issued and outstanding..........               18                     18
   Additional paid-in capital..................................           73,800                 73,859
   Retained earnings...........................................          139,257                145,949
                                                                  ------------------     ------------------
       Total stockholders' equity..............................          213,075                219,826
                                                                  ------------------     ------------------
       Total liabilities and stockholders' equity..............        $ 379,530              $ 375,754
                                                                  ==================     ==================

See accompanying notes to consolidated condensed financial statements.



                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                 ----------------------------------
                                                                     2000                2001
                                                                 --------------      --------------

Net sales......................................................     $74,825             $76,761
Cost of sales..................................................      40,262              42,596
                                                                 --------------      --------------
Gross profit...................................................      34,563              34,165

Operating expenses:
  Selling......................................................      11,375              11,991
  General and administrative...................................       5,926               5,353
  Non-recurring costs - evaluating strategic alternatives......         ---                 305
  Research and development.....................................       1,439               1,421
  Amortization of intangible assets............................       2,405               2,485
                                                                 --------------      --------------
Total operating expenses.......................................      21,145              21,555
                                                                 --------------      --------------

Operating income...............................................      13,418              12,610

Other expense (income):
  Interest expense.............................................       2,312               2,068
  Interest income..............................................         (99)                (76)
  Other........................................................         134                 (18)
                                                                 --------------      --------------
Total other expense............................................       2,347               1,974
                                                                 --------------      --------------

Income before income taxes.....................................      11,071              10,636
Income taxes...................................................       4,006               3,943
                                                                 --------------      --------------

Net income.....................................................     $ 7,065             $ 6,693
                                                                 ==============      ==============

Earnings per share:
  Basic........................................................     $  0.40             $  0.38
                                                                 ==============      ==============
  Diluted......................................................     $  0.40             $  0.37
                                                                 ==============      ==============

Weighted average shares outstanding:
  Basic........................................................      17,630              17,673
                                                                 ==============      ==============
  Diluted......................................................      17,649              17,975
                                                                 ==============      ==============



See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ----------------------------------
                                                                              2000               2001
                                                                         ---------------    ----------------
Cash flows from operating activities:
  Net income...................................................              $ 7,065             $ 6,693
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization................................                4,959               5,167
  Deferred income taxes........................................                1,363               1,030
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable..................................               (5,027)               3,365
    Inventories................................................                  813               4,536
    Prepaid expenses and other assets..........................               (2,335)             (1,042)
    Accounts payable...........................................                4,480               1,381
    Accrued expenses...........................................               (4,133)             (3,986)
    Income taxes...............................................                2,183               2,097
                                                                         ---------------    ----------------
    Net cash provided by operating activities..................                9,368              19,241
                                                                         ---------------    ----------------

Cash flows from investing activities:
  Capital expenditures.........................................               (3,673)               (382)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired..........................               (5,307)                ---
                                                                         ---------------    ----------------
    Net cash used in investing activities......................               (8,980)               (382)
                                                                         ---------------    ----------------

Cash flows from financing activities:
  Repayment of long-term debt..................................               (5,715)             (5,715)
  Repayments under line of credit..............................                  ---              (5,200)
  Proceeds from exercise of stock options......................                  ---                  59
                                                                         ---------------    ----------------
    Net cash used in financing activities......................               (5,715)            (10,856)
                                                                         ---------------    ----------------

Net increase (decrease) in cash and cash equivalents...........               (5,327)              8,003
Cash and cash equivalents at beginning of period...............               10,272                 980
                                                                         ---------------    ----------------
Cash and cash equivalents at end of period.....................              $ 4,945             $ 8,983
                                                                         ===============    ================
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.....................              $ 2,455             $ 2,167
                                                                         ===============    ================
  Cash paid during the period for income taxes.................              $   231             $   842
                                                                         ===============    ================

See accompanying notes to consolidated condensed financial statements.

                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,391,000 at December 31, 2000 and $1,271,000 at March 31, 2001.


3.   INVENTORIES

Inventories consist of the following:
                                                                 December 31,               March 31,
(in thousands)                                                       2000                      2001
                                                                ------------------     ------------------

Raw material and supplies......................................    $16,103                  $17,470
Work-in-process................................................      6,008                    6,113
Finished goods.................................................     23,393                   17,385
                                                                ------------------     ------------------
                                                                   $45,504                  $40,968
                                                                ==================     ==================


4.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $34,415,000 at December 31, 2000 and $37,100,000 at March 31, 2001. Accumulated
amortization on intangible assets totaled $39,923,000 at December 31, 2000 and $42,426,000 at March 31, 2001.


5.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 19,000 for the three-month period ended March 31, 2000, and totaled 302,000 for the three-month period ended March 31, 2001.

Based on a purchase agreement with the stockholders of Biosystems, Inc. (a company acquired in 1997), if certain earnings targets are met, the Company may have to issue common stock to these former stockholders. Based upon analysis prepared by the Company, it believes a contingent payment is not due and, therefore, contingent shares have not been included in the computation of earnings per share.

6.  SEGMENT DATA

The Company has three reportable segments, which include the safety segment, the hand protection segment and the optical frames and instruments segment. The safety segment consists of businesses that manufacture consumable products (protective eyewear and hearing protection) and technical products (respirators and gas monitors), all of which are sold principally to industrial and fire safety distributors. The hand protection segment consists of businesses that manufacture protective gloves, sleeves, apparel and related items, which are sold principally to industrial safety distributors. The optical frames and instruments segment includes eyeglass frames and components, and vision screening equipment. Eyeglass frames and components are principally purchased by optical laboratory customers who fit frames with prescription lenses to create completed eyewear products. Information presented below as "all other" includes all non-operating entities.

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to non-recurring gains and losses, intangible amortization expense, interest and taxes. The Company allocates certain operating expenses for legal, human resource and information system services provided to each segment.

Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended March 31, 2000 and 2001, include amortization expense totaling $2,405,000 in 2000 and $2,485,000 in 2001. Reconciling adjustments also include non-recurring costs equal to $305,000 incurred during 2001 in connection with the ongoing process of evaluating strategic alternatives. Segment assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

                                             Hand       Optical Frames and
                              Safety      Protection       Instruments       All      Reconciling     Consolidate
(in thousands)                Segment      Segment           Segment         Other     Adjustments        Total
Three months ended
March 31, 2000:
Net sales................... $ 50,102      $ 15,870       $ 8,853          $  ---         $  ---         $ 74,825
Operating income (loss).....   13,879         2,443         1,043         (1,542)        (2,405)           13,418
Depreciation................    1,895           271           325             63             ---            2,554
Capital expenditures........    3,077           440            71             85             ---            3,673
Total assets (December 31)..  260,075        81,343        25,982         12,130             ---          379,530

Three months ended
March 31, 2001:
Net sales................... $ 49,892      $ 18,813       $ 8,056          $  ---         $  ---         $ 76,761
Operating income (loss).....   12,977         1,952         1,478         (1,007)         (2,790)          12,610
Depreciation................    2,031           323           274             54             ---            2,682
Capital expenditures........       70           163           134             15             ---              382
Total assets................  252,065        77,492        25,222         20,975             ---          375,754


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:

o the impact of our ongoing evaluation of certain strategic alternatives, including the possible sale of Bacou USA and Bacou S.A.;
o general economic conditions, including the effect of reductions in the number of employees in industries which utilize our products;
o    continued demand for our current product lines;
o    the success of our new product introductions;
o the success of our acquisition strategy, including our ability to integrate new businesses;
o    continued availability and favorable pricing of raw materials;
o    the effect of any work stoppages;
o    the  effect  of  any  business  interruption   resulting  from  electricity
     shortages;
o    competitive pressures;
o    fluctuations in interest rates; and
o    regulatory matters.

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

RECENT DEVELOPMENTS

Strategic Review

We announced on July 10, 2000 that both we and our majority shareholder, Bacou S.A., would engage investment bankers to explore strategic alternatives to enhance value for our respective shareholders. Bacou S.A. owns 12.6 million shares, or approximately 71.4%, of Bacou USA and is controlled by four members of the Bacou family ("Bacou Family"). In the event of a sale by the Bacou Family of its direct and indirect interests in Bacou S.A., a buyer also would own indirectly the 12.6 million shares of Bacou USA that are held by Bacou S.A., thereby obtaining indirect control of Bacou USA.

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

At the time of our announcement on July 14, 2000, we expected a decision to be reached, and any resulting transaction to be consummated, at the end of 2000 or the beginning of 2001. In December 2000, we announced that the process would continue into 2001. In February 2001, Bacou USA announced that the review of strategic alternatives was ongoing but was not expected to be concluded (nor any transaction consummated) during the first quarter of 2001. The process is still ongoing, and the outcome of the review cannot be determined at this time. Moreover, there can be no assurance that any transaction will result from the review of strategic alternatives and if achieved, when such transaction would be consummated.

National Economic Conditions

During the first quarter of 2001, leading economic indicators have pointed to a slowdown in the United States economy. A number of manufacturing companies and other businesses, including some companies that use our products, have announced layoffs and projections for reduced output in 2001. While it is premature to know the ultimate impact of such events on Bacou USA, it is possible that such actions could affect the volume of purchases of our products by these companies and as a result, there could be an adverse effect on our business and results of operations in 2001. Our domestic sales during the first quarter of 2001 were equal to $65.0 million, increasing only slightly from domestic sales of $64.4 million during the first quarter of 2000. We believe that growth in our domestic sales was limited in part due to the slowing U.S. economy.

Acquisitions

On June 30, 2000, we purchased substantially all of the assets and assumed substantially all of the liabilities of Whiting + Davis, a manufacturer and distributor of metal mesh gloves, sleeves and apparel. Operating results of Whiting + Davis have been included in our consolidated financial statements beginning with the acquisition date.

RESULTS OF OPERATIONS

The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated.

                                          THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------------
(in thousands, except percentages)             2000                  2001
                                     --------------------  ---------------------

Net sales(1)....................... $74,825     100.0%       $76,761     100.0%
Cost of sales......................  40,262       53.8        42,596       55.5
                                    -------    -------    ----------  ---------
Gross profit.......................  34,563       46.2        34,165       44.5

Operating expenses:
  Selling(1).......................  11,375       15.2        11,991       15.6
  General and administrative.......   5,926        8.0         5,353        7.0
  Non-recurring costs - evaluating
   strategic alternatives..........     ---        ---           305        0.4
  Research and development.........   1,439        1.9         1,421        1.9
  Amortization of intangible
   assets..........................   2,405        3.2         2,485        3.2
                                    -------      -----      --------    -------
  Total operating expenses.........  21,145       28.3        21,555       28.1

  Operating income.................  13,418       17.9        12,610       16.4
  Other expense....................   2,347        3.1         1,974        2.6
                                    -------      -----      --------    -------
  Income before income taxes.......  11,071       14.8        10,636       13.8
  Income taxes.....................   4,006        5.4         3,943        5.1
                                    -------      -----      --------    -------
  Net Income....................... $ 7,065        9.4       $ 6,693        8.7
                                    =======      =======    ========    =======


(1) During the fourth quarter of 2000 the company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which required the company to classify reimbursements from customers for shipping and handling costs as sales rather than a reduction of the related operating cost. Amounts totaling $605,000, previously reported in the 2000 period as reductions to selling expenses, have been reclassified and reported as sales as required by this new pronouncement.

THREE  MONTHS  ENDED MARCH 31, 2000  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2001

Net Sales. Our net sales increased 2.6% from $74.8 million for the three months ended March 31, 2000 to $76.8 million for the three months ended March 31, 2001. Net sales for our safety segment were $50.1 million in 2000 compared to $49.9 million in 2001. Net sales for our hand protection segment increased 18.5% from $15.9 million in 2000 to $18.8 million in 2001. Sales for our hand protection segment increased 6.3% from internal growth and 12.2% due to inclusion of sales for our recently acquired Whiting + Davis business. Net sales for our optical frames and instruments segment declined from $8.8 million in 2000 to $8.1 million in 2001.

International sales increased 14.3% from $10.4 million for the three months ended March 31, 2000 to $11.8 million for the three months ended March 31, 2001. Domestic sales for the quarter increased slightly from $64.4 million in 2000 to $65.0 million in 2001. We believe that growth in our domestic sales was limited in part due to the slowing U.S. economy (see "Recent Developments - National Economic Conditions").

Cost of Sales. Our cost of sales increased 5.8% from $40.3 million for the three months ended March 31, 2000 to $42.6 million for the three months ended March 31, 2001, due to increased sales volume and slightly higher labor costs.

Gross Profit. Our gross profit declined 1.2% from $34.6 million for the three months ended March 31, 2000 to $34.2 million for the three months ended March 31, 2001. Our gross margin declined from 46.2% in 2000 to 44.5% in 2001. The reduction in our gross margin was primarily attributable to substantial increases in the sale of our glove products, which have lower gross margins than our other product lines. Our gross margin for the 2001-quarter was also adversely affected due to higher labor costs resulting from employment levels at certain of our manufacturing facilities that were higher than necessary for the reduced demand. In reaction to reduced demand, we reduced our workforce by approximately 176 positions or 7% of our workforce during March and April of 2001.

Operating Expenses. Our operating expenses increased 1.9% from $21.1 million for the three months ended March 31, 2000 to $21.6 million for the three months ended March 31, 2001. Our 2001 operating expenses included non-recurring costs totaling $305,000 incurred in connection with our ongoing evaluation of certain strategic alternatives. We are continuing our evaluation of strategic alternatives and expect to incur additional costs during 2001; however, the amount of such costs is not estimable at this time.

Operating Income. As a result of the foregoing, our operating income declined 6.0% from $13.4 million for the three months ended March 31, 2000 to $12.6 million for the three months ended March 31, 2001. Our operating income, excluding non-recurring costs, was $13.4 million for the three months ended March 31, 2000 and $12.9 million for the three months ended March 31, 2001.

Other Expense. Other expense consists principally of net interest expense totaling $2.2 million for the three months ended March 31, 2000 and $2.0 million for the three months ended March 31, 2001. We had debt outstanding totaling $138.2 million at March 31, 2000, and $115.3 million at March 31, 2001, with interest rates on most of this debt variable based upon three-month LIBOR. Our interest expense declined from the 2000-period to 2001 due to lower average debt balances outstanding.

Income Taxes. Our effective income tax rate was 36.2% for the three months ended March 31, 2000 and 37.1% for the three months ended March 31, 2001. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. We have not recorded a tax benefit on any of the costs incurred in connection with our evaluation of strategic alternatives, thereby resulting in an increase to our effective tax rate from 2000 to 2001.

Net Income. As a result of the foregoing, our net income declined from $7.1 million ($0.40 per diluted share) for the three months ended March 31, 2000 to $6.7 million ($0.37 per diluted share) for the three months ended March 31, 2001. Our net income, excluding non-recurring costs, was $7.1 million ($0.40 per diluted share) for the three months ended March 31, 2000 and $7.0 million ($0.39 per diluted share) for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of our cash flow provided by operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. EBITDA as reported by us is equal to operating income plus depreciation and amortization, adjusted (when applicable) for non-recurring items. Our EBITDA was $18.1 million for the three months ended March 31, 2001 and $18.4 million for the three months ended March 31, 2000.

Our working capital increased by $6.2 million from $51.1 million at December 31, 2000, to $57.3 million at March 31, 2001. Improvement in our net cash position was the primary cause for the increase in working capital, as cash balances increased by $8.0 million and we repaid outstanding principal on our line of credit equal to $5.2 million. We reduced inventories by $4.5 million and reduced trade accounts receivable by $3.4 million during the quarter ended March 31, 2001. Our key working capital (accounts receivable, plus inventories, less accounts payable) improved by $9.3 million from December 31, 2000 to March 31, 2001.

Cash used for investing activities was equal to $382,000 during the three months ended March 31, 2001, consisting entirely of capital expenditures. Cash used for investing activities was equal to $9.0 million during the three months ended March 31, 2000, consisting of capital expenditures of $3.7 million and cash paid for the acquisition of businesses of $5.3 million. Payments in the 2000-period relating to the acquisition of businesses consisted principally of a final payment of contingent consideration due on the acquisition of Perfect Fit Glove Co., Inc. ("Perfect Fit").

Pursuant to our stock purchase agreement with Biosystems, Inc., the initial purchase price for our 1997 acquisition of that company may be increased if the operating results of this business during the year ended December 31, 2000, exceed certain defined thresholds of profitability. If defined profitability levels are not achieved, no contingent payment is required. If, however, the operating results of this business meet these defined profitability levels then a minimum contingent payment equal to $5.0 million will be due, increasing based upon a sliding scale thereafter. Based upon our analysis, we believe a contingent payment is not due. According to the purchase agreement, our determination of contingent payments due may be subject to arbitration provisions. Contingent payments (if any) would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems, Inc. have the option to receive all or part of any payment in cash. Any contingent payment would be due in 2001 and would result in additional goodwill. We expect to finance the cash portion of any such payment from operations or bank borrowings.

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

We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks ("Fleet"). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million ("Fleet Revolving Facility"). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either (a) a fixed rate equal to LIBOR plus 0.70%, or (b) a floating rate equal to Fleet's base rate. There were no amounts outstanding on the Fleet Revolving Facility at March 31, 2001.

Fleet also has agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation ("RIIFC Revenue Bonds"). At March 31, 2001, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, which averaged 3.2% during the three months ended March 31, 2001. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

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

In September 2000, the FASB Emerging Issues Task Force ("EITF") discussed Issue No. 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". A consensus has not yet been reached on this matter. Issue No. 00-22 addresses the accounting for future offers to customers of free product, discounts or rebates which will be awarded only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This pronouncement may result in a reclassification of certain costs within our income statement, but is not expected to have a material impact on our financial condition or results of operations.

In April 2001, the EITF reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. This pronouncement may result in a reclassification of certain costs within our income statement, but is not expected to have a material impact on our financial condition or results of operations. We must adopt the provisions of this pronouncement on or before January 1, 2002.


In  February  2001,  the  FASB  issued  a  revised  exposure  draft,   "Business
Combinations and Intangible Assets -- Accounting for Goodwill". As currently drafted, this pronouncement would become effective for us during our first fiscal quarter after its issuance and would require that goodwill be periodically tested for impairment but no longer be amortized.

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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At March 31, 2001, we had debt outstanding totaling $115.3 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 4.88% at March 31, 2001.

We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from current interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $377,000, or $0.02 per share.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our Report on Form 10-K/A for the year ended December 31, 2000, we instituted a civil action for a declaratory judgment in the Rhode Island Superior Court. A second defendant has been added and this case has been removed to the U.S. District Court for the District of Rhode Island. The defendants have filed a counterclaim against us, which we have denied, for $4.0 million. The case is in discovery.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
 -------------          ----------------------

 None

(b) Reports on Form 8-K

The Company filed one report on Form 8-K during the quarterly period ended March 31, 2001. The report, dated February 26, 2001, reported our financial results for the year ended December 31, 2000 and provided an update on our ongoing evaluation of strategic alternatives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 2001



BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                        /s/ Jeffrey T. Brown
-------------------------------             ----------------------------
Adrien W. Hebert                            Jeffrey T. Brown
Chief Financial Officer                     Chief Accounting Officer