Form 10-Q
period 2001-06-30
BACOU USA INC
filed 2001-08-14
CIK 1006027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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

                                 BACOU USA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                 05-0470688
         -------------------------------                  ------------------
           (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)                 Identification No.)

 10 THURBER BOULEVARD, SMITHFIELD, RHODE ISLAND              02917-1896
  -----------------------------------------------          --------------
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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 6, 2001 was 17,682,465.

                                 BACOU USA, INC.

                                      INDEX




PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets,
           December 31, 2000 and June 30, 2001                                3

           Consolidated Condensed Statements of Income, Three and
           Six Months Ended June 30, 2000 and 2001                            4

           Consolidated Condensed Statements of Cash Flows,
           Six Months Ended June 30, 2000 and 2001                            5

           Notes to Consolidated Condensed Financial Statements          6 -  8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9 - 15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                  17

           Signatures                                                        17


PART I. Financial Information
ITEM I. Financial Statements

                        BACOU USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                          (unaudited)
                                                                    December 31,           June 30,
                                                                        2000               2001
                                                                  ------------------   ------------------
                              ASSETS
   Current assets:
     Cash and cash equivalents .......................................   $    980         $ 18,688
     Trade accounts receivable, net ..................................     53,275           51,456
     Inventories .....................................................     45,504           39,606
     Other current assets ............................................      2,024            3,131
     Deferred income taxes ...........................................      1,952            1,993
                                                                         --------         --------
       Total current assets ..........................................    103,735          114,874
   Property and equipment, net .......................................     78,392           74,855
   Intangible assets, net ............................................    194,456          189,423
   Other assets ......................................................      2,947            2,947
                                                                         --------         --------
       Total assets ..................................................   $379,530         $382,099
                                                                         ========         ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Current installments of long-term debt ..........................   $ 28,057         $ 23,857
     Accounts payable ................................................     11,239           12,830
     Accrued expenses ................................................     11,788            9,388
     Income taxes payable ............................................      1,542            5,581
                                                                         --------         --------
       Total current liabilities .....................................     52,626           51,656
   Long-term debt ....................................................     98,178           85,750
   Deferred income taxes .............................................     13,852           15,455
   Other liabilities .................................................      1,799            1,719
                                                                         --------         --------
       Total liabilities .............................................    166,455          154,580
                                                                         --------         --------

     Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding ....................       ---              ---
     Common stock, $.001 par value, 50,000,000 shares
      authorized, 17,671,465 shares in 2000 and
     17,682,465 shares in 2001 issued and outstanding ................         18               18
   Additional paid-in capital ........................................     73,800           74,008
   Retained earnings .................................................    139,257          153,493
                                                                         --------         --------
       Total stockholders' equity ....................................    213,075          227,519
                                                                                          --------
                                                                                          --------
       Total liabilities and stockholders' equity ....................   $379,530          382,099
                                                                         ========         ========

See accompanying notes to consolidated condensed financial statements


                        BACOU USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                             ----------------------------  ----------------------------
                                                                 2000           2001           2000           2001
                                                             -------------  -------------  -------------  --------------

Net sales ................................................      $ 82,178    $ 80,182        $ 157,003      $ 156,943
Cost of sales ............................................        42,481      42,830           82,743         85,426
                                                                --------    --------        ---------      ---------
Gross profit .............................................        39,697      37,352           74,260         71,517

Operating expenses:
  Selling ................................................        12,900      12,300           24,275         24,291
  General and administrative .............................         5,490       6,142           11,416         11,495
  Costs relating to evaluation of strategic alternatives .            --       1,127               --          1,432
  Research and development ...............................         1,423       1,462            2,862          2,883
  Amortization of intangible assets ......................         2,427       2,515            4,832          5,000
                                                                --------    --------        ---------      ---------
Total operating expenses .................................        22,240      23,546           43,385         45,101
                                                                --------    --------        ---------      ---------

Operating income .........................................        17,457      13,806           30,875         26,416

Other expense (income):
  Interest expense .......................................         2,436       1,600            4,748          3,668
  Interest income ........................................          (82)        (62)            (181)          (138)
  Other ..................................................           340        (74)              474           (92)
                                                                --------    --------        ---------      ---------
Total other expense ......................................         2,694       1,464            5,041          3,438
                                                                --------    --------        ---------      ---------

Income before income taxes ...............................        14,763      12,342           25,834         22,978
Income taxes .............................................         5,391       4,799            9,397          8,742
                                                                --------    --------        ---------      ---------

Net income ...............................................      $  9,372    $  7,543        $  16,437      $  14,236
                                                                ========    ========        =========      =========

Earnings per share:
  Basic ..................................................      $   0.53    $   0.43        $    0.93      $    0.81
                                                               =========    ========        =========      =========
  Diluted ................................................      $   0.53    $   0.42        $    0.93      $    0.79
                                                                ========    ========        =========      =========

Weighted average shares outstanding:
  Basic ..................................................        17,648      17,679           17,639        17,676
                                                                ========    ========        =========     =========
  Diluted ................................................        17,799      17,990           17,724        17,983
                                                               =========   =========        =========    ==========


See accompanying notes to consolidated condensed financial statements.


                        BACOU USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                    ---------------------------------
                                                                          2000               2001
                                                                     --------------    ----------------
Cash flows from operating activities:
  Net income .......................................................... $ 16,437         $ 14,236
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization .......................................    9,804           10,366
  Deferred income taxes ...............................................    1,992            1,562
  Change in assets and liabilities, net of effects of acquired companies:
    Trade accounts receivable .........................................  (7,073)            1,819
    Inventories .......................................................    (350)            5,898
    Prepaid expenses and other assets .................................    (787)          (1,107)
    Accounts payable ..................................................    3,623            1,591
    Accrued expenses ..................................................  (5,842)          (2,480)
    Income taxes ......................................................    2,176            4,039
                                                                        --------         --------
    Net cash provided by operating activities .........................   19,980           35,924
                                                                        --------         --------

Cash flows from investing activities:
  Capital expenditures ................................................  (8,574)          (1,796)
  Acquisition of businesses, including direct costs of
    acquisition, net of cash acquired .................................  (5,313)               --
                                                                        --------         --------
    Net cash used in investing activities ............................. (13,887)          (1,796)
                                                                        --------         --------

Cash flows from financing activities:
  Repayment of long-term debt ......................................... (11,429)         (11,428)
  Repayments under note payable, net ..................................      --           (5,200)
  Proceeds from exercise of stock options .............................      475              208
                                                                        --------         --------
    Net cash used in financing activities ............................. (10,954)         (16,420)
                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents ..................  (4,861)           17,708
Cash and cash equivalents at beginning of period ......................   10,272              980
                                                                        --------         --------
Cash and cash equivalents at end of period ............................ $  5,411         $ 18,688
                                                                        ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ............................ $  4,986         $  3,847
                                                                        ========         ========
  Cash paid during the period for income taxes ........................ $  5,004         $  3,142
                                                                        ========         ========

See accompanying notes to consolidated condensed financial statements .


                        BACOU USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

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

Certain amounts in 2000 have been reclassified in order to conform to the 2001 presentation.

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,391,000 at December 31, 2000 and $1,266,000 at June 30, 2001.


3.   INVENTORIES

Inventories consist of the following:
                                              December 31,          June 30,
(in thousands)                                    2000               2001
                                           ---------------        -------------

Raw material and supplies...............       $16,103               $17,142
Work-in-process.........................         6,008                 5,514
Finished goods..........................        23,393                16,950
                                           ---------------        -------------
                                               $45,504               $39,606
                                           ===============        =============


4.   PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Accumulated depreciation and amortization on property and equipment totaled $34,415,000 at December 31, 2000 and $39,789,000 at June 30, 2001. Accumulated
amortization on intangible assets totaled $39,923,000 at December 31, 2000 and $44,956,000 at June 30, 2001.


5.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the weighted-average number of common shares by the dilutive potential common shares that were outstanding during the period.

Dilutive potential common shares during all periods presented were limited to the effect of outstanding stock options determined by application of the treasury stock method. Dilutive stock options included in the computation of diluted earnings per share totaled 151,000 for the three-month period and 85,000 for the six-month period ended June 30, 2000, and totaled 311,000 for the three-month period and 307,000 for the six-month period ended June 30, 2001.


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

The Company evaluates segment performance based upon a measure of profit represented by operating income prior to unusual or infrequent gains and losses, intangible amortization expense, interest and taxes. The Company allocates certain operating expenses for legal, human resource and information system services provided to each segment.

Presented below is a summary of financial data for the Company's reportable segments. Adjustments to reconcile segment operating income to consolidated operating income for the three months ended June 30, 2000 and 2001, include amortization expense totaling $2,427,000 in 2000 and $2,515,000 in 2001. Reconciling adjustments also include costs equal to $1,127,000 incurred during 2001 in connection with the ongoing process of evaluating strategic alternatives. Adjustments to reconcile segment operating income to consolidated operating income for the six months ended June 30, 2000 and 2001, include amortization expense totaling $4,832,000 in 2000 and $5,000,000 in 2001. Reconciling adjustments also include costs equal to $1,432,000 incurred during 2001 in connection with the ongoing process of evaluating strategic alternatives. Segment assets exclude intercompany receivables and investments in wholly-owned subsidiaries.

                                                Hand       Optical Frames
                                 Safety      Protection    and Instruments     All      Reconciling     Consolidated
(in thousands)                   Segment      Segment         Segment         Other     Adjustments        Total
                               -----------  ------------  ----------------  ---------  --------------  --------------
Three months ended
June 30, 2000:
Net sales ..................   $ 58,461       $15,928         $ 7,789       $   --         $  --          $ 82,178
Operating income (loss) ....     17,620         2,659             789      (1,184)       (2,427)            17,457
Depreciation ...............      1,822           222             313           61            --             2,418
Capital expenditures .......      4,984           948              29      (1,060)            --             4,901

Three months ended
June 30, 2001:
Net sales ..................   $ 55,819       $16,565         $ 7,798       $   --         $  --          $ 80,182
Operating income (loss) ....     16,122         1,769           1,266      (1,709)       (3,642)            13,806
Depreciation ...............      2,047           326             258           53            --             2,684
Capital expenditures .......      1,396            55              --            4            --             1,455


Six months ended
June 30, 2000:
Net sales ..................   $108,564       $31,798         $16,641       $   --         $  --          $157,003
Operating income (loss) ....     31,499         5,102           1,832      (2,726)       (4,832)            30,875
Depreciation ...............      3,717           493             638          124            --             4,972
Capital expenditures .......      8,061         1,388             100        (975)            --             8,574
Total assets (December 31) .    260,075        81,343          25,982       12,130            --           379,530

Six months ended
June 30, 2001:
Net sales ..................   $105,711       $35,378         $15,854       $   --         $  --          $156,943
Operating income (loss) ....     29,099         3,721           2,744      (2,716)       (6,432)            26,416
Depreciation ...............      4,078           649             532          107            --             5,366
Capital expenditures .......      1,425           218             134           19            --             1,796
Total assets ...............    252,395        76,762          24,436       28,506            --           382,099


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. We caution you that a number of important factors could cause actual outcomes to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Forward-looking statements involve a number of risks and uncertainties including, but not limited to:


o the impact of our ongoing evaluation of certain strategic alternatives, including the probable sale of Bacou USA and Bacou S.A., our majority owner;
o general economic conditions, including the effect of reductions in the number of employees in industries which utilize our products;
o continued demand for our current product lines;
o the success of our new product introductions;
o the success of our acquisition strategy, including our ability to integrate new businesses;
o continued availability and favorable pricing of raw materials;
o the effect of any work  stoppages;
o the effect of any business  interruption resulting from electricity shortages;
o competitive pressures;
o fluctuations in interest rates; and
o regulatory matters.

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

RECENT DEVELOPMENTS

Combination with Christian Dalloz S.A.

We announced on May 30, 2001 that Bacou S.A., our majority owner, had agreed to a cash and stock combination with Christian Dalloz S.A., a company domiciled in France and whose shares are publicly traded on the Paris Stock Exchange. We also announced that, in a related U.S. merger transaction, all minority shareholders of Bacou USA, Inc. would receive $28.50 in cash for their shares. On July 16, 2001, we announced that we expected these transactions would be consummated in early September 2001 following the fulfillment of certain applicable conditions.

National Economic Conditions

During 2001 leading economic indicators have pointed to a slowdown in the United States economy. A number of manufacturing companies and other businesses, including some companies that use our products, have announced layoffs and projections for reduced output in 2001. While it is premature to know the ultimate impact of such events on Bacou USA, it is possible that such actions could affect the volume of purchases of our products by these companies and as a result, there could be an adverse effect on our business and results of operations in 2001. Our domestic sales during the first six months of 2001 were equal to $131.8 million, compared with domestic sales of $134.7 million during the first six months of 2000. We believe that our domestic sales have declined due in part to the slowing U.S. economy.

Acquisitions


On June 30, 2000, we purchased substantially all of the assets and assumed substantially all of the liabilities of the Whiting + Davis division of WDC Holdings, Inc., a manufacturer and distributor of metal mesh gloves, sleeves and apparel. Operating results of Whiting + Davis have been included in our consolidated financial statements beginning with the acquisition date.


RESULTS OF OPERATIONS

The following table presents selected operating data and such amounts as percentages of net sales for the periods indicated.

                                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------  ---------------------------------------------
(in thousands, except percentages)                  2000                  2001                 2000                   2001
                                        --------------------  --------------------  ---------------------  ----------------------

Net sales (1) ...................      $82,178       100.0%    $  80,182      100.0%  $  157,003  100.0%     $156,943        100.0%
Cost of sales ...................       42,481         51.7       42,830        53.4      82,743    52.7       85,426          54.5
                                       -------     --------      -------     -------     -------  ------      -------       -------
Gross profit ....................       39,697         48.3       37,352        46.6      74,260    47.3       71,517          45.5

Operating expenses:
  Selling (1) ...................       12,900         15.7       12,300        15.4      24,275    15.4       24,291          15.5
  General and administrative ....        5,490          6.7        6,142         7.7      11,416     7.3       11,495           7.3
  Costs relating to evaluation of
    strategic ...................           --           --        1,127         1.4          --      --        1,432           0.9
alternatives
  Research and development ......        1,423          1.7        1,462         1.8       2,862     1.8        2,883           1.8
  Amortization of intangible ass         2,427          3.0        2,515         3.1       4,832     3.1        5,000           3.2
                                       -------      -------      -------    --------     -------  ------     --------      --------
Total operating expenses ........       22,240         27.1       23,546        29.4      43,385    27.6       45,101          28.7
                                       -------     --------      -------    --------    --------  ------     --------      --------

Operating income ................       17,457         21.2       13,806        17.2      30,875    19.7       26,416          16.8
Other expense ...................        2,694          3.2        1,464         1.8       5,041     3.2        3,438           2.2
                                       -------     --------      -------    --------     -------  ------     --------      --------
Income before income taxes ......       14,763         18.0       12,342        15.4      25,834    16.5       22,978          14.6
Income taxes ....................        5,391          6.6        4,799         6.0       9,397     6.0        8,742           5.6
                                       -------     --------      -------    --------    -------- -------     --------      --------
Net income ......................      $ 9,372         11.4      $ 7,543         9.4    $ 16,437    10.5     $ 14,236           9.1
                                       =======     ========      =======   =========    ======== =======     ========      ========

(1)  During the fourth quarter of 2000 the company adopted  Emerging Issues Task
     Force Issue No.  00-10,  "Accounting  for Shipping  and  Handling  Fees and
     Costs",  which  required  the  company  to  classify   reimbursements  from
     customers for shipping and handling  costs as sales rather than a reduction of the  related  operating  cost.  Amounts  previously  reported in 2000 as reductions to selling expenses have been reclassified and reported as sales as required by this new pronouncement.  Reclassified  amounts were equal to
     $655,000 for the three months  ended June 30, 2000 and  $1,260,000  for the six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Net Sales. Our net sales declined from $82.2 million for the three months ended June 30, 2000 to $80.2 million for the three months ended June 30, 2001. Net sales for our safety segment declined 4.5% from $58.5 million in 2000 to $55.8 million in 2001. Net sales for our glove segment increased 4.0% from $15.9 million in 2000 to $16.6 million in 2001. Net sales for our optical frames and instruments segment were $7.8 million in both periods.

Our international sales increased 10.8% from $12.0 million for the three months ended June 30, 2000 to $13.3 million for the three months ended June 30, 2001. Domestic sales for the quarter declined from $70.2 million in 2000 to $66.9 million in 2001. We believe the decline in our domestic sales was due in part to the slowing U.S. economy (see "Recent Developments - National Economic Conditions").

Cost of Sales. Our cost of sales was equal to $42.5 million for the three months ended June 30, 2000 compared with $42.8 million for the three months ended June 30, 2001.

Gross Profit. Our gross profit declined 5.9% from $39.7 million for the three months ended June 30, 2000 to $37.4 million for the three months ended June 30, 2001. Our gross margin declined from 48.3% in 2000 to 46.6% in 2001. The reduction in our gross margin was primarily a result of lower sales in the safety segment and increased sales in the hand protection segment which products have lower gross margins than the safety segment.


Operating Expenses. Our operating expenses increased 5.9% from $22.2 million for the three months ended June 30, 2000 to $23.5 million for the three months ended June 30, 2001. Our 2001 operating expenses included costs totaling $1.1 million incurred in connection with our ongoing evaluation of certain strategic alternatives. This project is continuing into the third quarter and we expect to incur additional costs during 2001; however, the amount of such additional costs is not estimable at this time.


Operating Income. As a result of the foregoing, our operating income declined 20.9% from $17.5 million for the three months ended June 30, 2000 to $13.8 million for the three months ended June 30, 2001. Our operating income, excluding costs relating to the evaluation of strategic alternatives, was $17.8 million for the 2000-period and $14.9 million for the 2001-period.

Other Expense. Other expense consists principally of net interest expense totaling $2.3 million for the three months ended June 30, 2000 and $1.5 million for the three months ended June 30, 2001. We had debt outstanding totaling $132.5 million at June 30, 2000, and $109.6 million at June 30, 2001, with interest rates on most of this debt variable based upon three-month LIBOR. Our interest expense declined from the 2000-period to 2001 due to lower average debt balances outstanding as well as lower average interest rates.

Income Taxes. Our effective income tax rate was 36.5% for the three months ended June 30, 2000 and 38.9% for the three months ended June 30, 2001. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. Also, we have not recorded a tax benefit on any of the costs incurred in connection with our evaluation of strategic alternatives, thereby resulting in an increase to our effective tax rate from 2000 to 2001.

Net Income. As a result of the foregoing, our net income declined from $9.4 million ($0.53 per diluted share) for the three months ended June 30, 2000 to $7.5 million ($0.42 per diluted share) for the three months ended June 30, 2001. Our net income, excluding costs relating to our evaluation of strategic alternatives, was $9.4 million ($0.53 per diluted share) for the three months ended June 30, 2000 and $8.7 million ($0.48 per diluted share) for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Net Sales. Our net sales were equal to $157.0 million for both the six months ended June 30, 2001 and 2000. Net sales for our safety segment were $105.7 million in 2001 compared to $108.6 million in 2000. Net sales for our hand protection segment increased 11.3% from $31.8 million in 2000 to $35.4 million in 2001, due primarily to inclusion of sales for our recently acquired Whiting + Davis business. Net sales for our optical frames and instruments segment declined from $16.6 million in 2000 to $15.9 million in 2001.

International sales increased 12.4% from $22.3 million for the six months ended June 30, 2000 to $25.1 million for the six months ended June 30, 2001. Domestic sales for the six-month period declined from $134.7 million in 2000 to $131.9 million in 2001. We believe the decline in our domestic sales was due in part due to the slowing U.S. economy (see "Recent Developments - National Economic Conditions").

Cost of Sales. Our cost of sales increased 3.2% from $82.7 million for the six months ended June 30, 2000 to $85.4 million for the six months ended June 30, 2001, due to product mix and slightly higher labor costs.

Gross Profit. Our gross profit declined 3.7% from $74.3 million for the six months ended June 30, 2000 to $71.5 million for the six months ended June 30, 2001. Our gross margin declined from 47.3% in 2000 to 45.6% in 2001. Our gross margin for the 2001-period was adversely affected due to:

o increases in the sale of our glove products, which have lower gross margins than our other product lines;
o higher first quarter labor costs resulting from employment levels at certain of our manufacturing facilities that were higher than necessary for the reduced demand; and
o product mix.


Operating Expenses. Our operating expenses increased 4.0% from $43.4 million for the six months ended June 30, 2000 to $45.1 million for the six months ended June 30, 2001. Our 2001 operating expenses included costs totaling $1.4 million incurred in connection with our ongoing evaluation of certain strategic alternatives.

Operating Income. As a result of the foregoing, our operating income declined 14.4% from $30.9 million for the six months ended June 30, 2000 to $26.4 million for the six months ended June 30, 2001. Our operating income, excluding costs relating to our evaluation of strategic alternatives, was $30.9 million for the six months ended June 30, 2000 and $27.9 million for the six months ended June 30, 2001.

Other Expense. Other expense consists principally of net interest expense totaling $4.6 million for the six months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2001. We had debt outstanding totaling $132.5 million at June 30, 2000, and $109.6 million at June 30, 2001, with interest rates on most of this debt variable based upon three-month LIBOR. Our interest expense declined from the 2000-period to 2001 due to lower average debt balances outstanding as well as lower average interest rates.

Income Taxes. Our effective income tax rate was 36.4% for the six months ended June 30, 2000 and 38.0% for the six months ended June 30, 2001. The effective rate in both periods was higher than the federal statutory rate of 35.0% due to state and local income taxes. Also, we have not recorded a tax benefit on any of the costs incurred in connection with our evaluation of strategic alternatives, thereby resulting in an increase to our effective tax rate from 2000 to 2001.

Net Income. As a result of the foregoing, our net income declined from $16.4 million ($0.93 per diluted share) for the six months ended June 30, 2000 to $14.2 million ($0.79 per diluted share) for the six months ended June 30, 2001. Our net income, excluding costs relating to the evaluation of strategic alternatives, was $16.4 million ($0.93 per diluted share) for the six months ended June 30, 2000 and $15.7 million ($0.87 per diluted share) for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity historically has been derived from cash flow provided by operations and, periodically, from bank borrowings utilized to finance the acquisition of businesses and certain capital expenditures. We utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as a measure of our cash flow provided by operations. EBITDA should not be considered in isolation or as a substitute for net earnings or cash provided by operating activities, each prepared in accordance with generally accepted accounting principles. EBITDA as reported by us is equal to operating income plus depreciation and amortization, adjusted (when applicable) for unusual or infrequent items. EBITDA as reported by us may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading. Our adjusted EBITDA was $38.2 million for the six months ended June 30, 2001 and $40.7 million for the three months ended June 30, 2000.

Our working capital increased by $12.1 million from $51.1 million at December 31, 2000, to $63.2 million at June 30, 2001. Improvement in our cash position was the primary cause for the increase in working capital, as cash balances increased by $17.7 million and we repaid outstanding principal on our line of credit equal to $5.2 million. We reduced inventories by $5.9 million and reduced trade accounts receivable by $1.8 million during the six-month period ended June 30, 2001. Our key working capital (accounts receivable, plus inventories, less accounts payable) improved by $9.3 million from December 31, 2000 to June 30, 2001.

Cash used for investing activities was equal to $1.8 million during the six months ended June 30, 2001, consisting entirely of capital expenditures. Cash used for investing activities was equal to $13.9 million during the six months ended June 30, 2000, consisting of capital expenditures of $8.6 million and cash paid for the acquisition of businesses of $5.3 million. Payments in the 2000-period relating to the acquisition of businesses consisted principally of a final payment of contingent consideration due on the acquisition of Perfect Fit Glove Co., Inc. ("Perfect Fit").

Pursuant to our stock purchase agreement with Biosystems, Inc., the initial purchase price for our 1997 acquisition of that company may be increased if the operating results of this business during the year ended December 31, 2000, exceed certain defined thresholds of profitability. If defined profitability levels are not achieved, no contingent payment is required. If, however, the operating results of this business meet these defined profitability levels then a minimum contingent payment equal to $5.0 million will be due, increasing based upon a sliding scale thereafter. Based upon our analysis we believe a contingent payment is not due. According to the purchase agreement, our determination of contingent payments due is subject to arbitration provisions which have been invoked by the former shareholders of Biosystems, Inc. Contingent payments (if any) would be payable in unregistered shares of our common stock, except that the former stockholders of Biosystems, Inc. have the option to receive all or part of any payment in cash. Any contingent payment would be due in 2001 and would result in additional goodwill. We expect to finance the cash portion of any such payment from operations or bank borrowings.

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

We have entered into a credit agreement with Fleet National Bank (f/k/a BankBoston, N.A.) as agent for participating banks ("Fleet"). Under this credit agreement the bank established a revolving line of credit facility with a maximum principal limit of $36.0 million ("Fleet Revolving Facility"). Principal outstanding under the Fleet Revolving Facility will bear interest at our option at either (a) a fixed rate equal to LIBOR plus 0.70%, or (b) a floating rate equal to Fleet's base rate. There were no amounts outstanding on the Fleet Revolving Facility at June 30, 2001.

Fleet also has agreed to purchase up to $30.0 million of economic development revenue bonds issued by Rhode Island Industrial Facilities Corporation ("RIIFC Revenue Bonds"). At June 30, 2001, there was a principal balance outstanding equal to $11.2 million under the RIIFC Revenue Bonds. Principal outstanding bears interest at fixed rates ranging from LIBOR plus 0.70% to LIBOR plus 0.95%. Repayment of principal under the RIIFC Revenue Bonds is due in quarterly installments of $500,000 beginning February 1, 2002, increasing to $1,500,000 beginning February 1, 2005, with a final payment of any remaining principal due on August 1, 2006.

In connection with our acquisition of Perfect Fit we assumed indebtedness outstanding under Wilkes County Industrial Development Revenue Bonds in the principal amount of $6.3 million. Principal outstanding under these revenue bonds bears interest at a variable rate, which averaged 3.3% during the six months ended June 30, 2001. In March 2000, we restructured the repayment terms of these bonds such that the remaining principal balance of $5.6 million is now due in full on December 31, 2006.

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

New Accounting Pronouncements

In September 2000, the FASB Emerging Issues Task Force ("EITF") discussed Issue No. 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". A consensus has not yet been reached on any of the matters outlined in Issue No. 00-22. Issue No. 00-22 addresses the accounting for future offers to customers of free product, discounts or rebates which will be awarded only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This pronouncement may result in a reclassification of certain costs within our income statement, but is not expected to have a material impact on our financial condition or results of operations.

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

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective lives to their estimated residual values and be reviewed for impairment.

The Company is required to immediately adopt the provisions of Statement 141 and must adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

We believe our only material market risk exposure is the risk of adverse fluctuations in interest rates. At June 30, 2001, we had debt outstanding totaling $109.6 million. Interest rates on principally all of this debt are variable based upon three-month LIBOR. Three-month LIBOR approximated 3.8% at June 30, 2001.

We have prepared sensitivity analyses of our interest rate exposure to assess the future impact of hypothetical changes in interest rates. Based upon the results of these analyses, we believe that a 10% adverse change from current interest rates would result in the potential loss of after-tax earnings over the next twelve months equal to approximately $270,000, or $0.02 per share.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On May 30, 2001, four putative class action complaints were filed in the Delaware Court of Chancery on behalf of our public stockholders against us, our directors and Bacou S.A. One of the complaints also includes Christian Dalloz S.A. as a defendant. Each of the complaints alleges, among other things, that the defendants breached their fiduciary duties in setting an unreasonably low price to be paid to our public stockholders in the merger. The complaints seek a preliminary and permanent injunction enjoining the proposed transaction, rescission in the event that the transaction is completed, damages and attorneys' fees. Bacou USA and Christian Dalloz believe that these claims are without merit and intend to defend them vigorously.

As reported in our Report on Form 10-K/A for the year ended December 31, 2000, we instituted a civil action for a declaratory judgment in the Rhode Island Superior Court. A second defendant has been added and this case has been removed to the U.S. District Court for the District of Rhode Island. The defendants have recently filed responses to discovery requests alleging damages against us totaling $8.9 million, which we have denied. Discovery proceedings in this case have been completed. Various dispositive motions are pending and should be decided during the third quarter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ---------------------

None

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarterly period ended June 30, 2001. The first report, dated May 4, 2001, was filed for the purpose of announcing the Company's financial results for the quarterly period ended March 31, 2001. The second report, dated May 30, 2001, was filed for the purpose of announcing a merger agreement resulting in the combination of Bacou USA, Inc., Bacou S.A. and Christian Dalloz, S.A.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001



BACOU USA, INC.
(Registrant)



/s/ Adrien W. Hebert                        /s/ Jeffrey T. Brown
-------------------------------             ----------------------------
Adrien W. Hebert                            Jeffrey T. Brown
Chief Financial Officer                     Chief Accounting Officer